Form 10-K
period 2012-08-31
Dakota Creek Minerals Inc.
filed 2013-01-14
CIK 1507196

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

    For the fiscal year ended August 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                       Commission File Number: 333-178615

                           DAKOTA CREEK MINERALS INC.
               (Exact name of registrant as specified in charter)

           Nevada                                             99-1720516
(State or other jurisdiction of                       (I.R.S. Employee I.D. No.)
 incorporation or organization)

          10019 107 Avenue
     Westlock, Alberta, Canada                                  T7P 2C8
(Address of principal executive offices)                       (Zip Code)

          Securities registered pursuant to Section 12(b) of the Act:

Title of each share                    Name of each exchange on which registered
     None                                               None

          Securities registered pursuant to Section 12 (g) of the Act:

                                      None
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. [X] Yes [ ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of "large accelerated filer", "accelerated filer" and "small reporting company" Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recent completed second fiscal quarter.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of December 31, 2012, there were 30,000,000 shares of common stock, par value $0.001 per share, of the registrant outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Listed hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; (3) Any prospectus filed pursuant to Rule 424 (b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

                                    CONTENTS
PART I

   ITEM 1.     BUSINESS......................................................  3

   ITEM 1A.    RISK FACTORS..................................................  4

   ITEM 1B.    UNRESOLVED STAFF COMMENTS..................................... 10

   ITEM 2.     PROPERTIES.................................................... 10

   ITEM 3.     LEGAL PROCEEDINGS............................................. 21

   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS......... 21

PART II

   ITEM 5      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
               MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.............. 22

   ITEM 6.     SELECTED FINANCIAL INFORMATION................................ 22

   ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
               AND RESULTS OF OPERATIONS..................................... 23

   ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK..... 25

   ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................... 26

   ITEM 9.     CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE...................................... 26

   ITEM 9A.    CONTROLS AND PROCEDURES....................................... 26

   ITEM 9A(T). CONTROLS AND PROCEDURES....................................... 27

   ITEM 9B.    OTHER INFORMATION............................................. 27

   ITEM 10     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE........ 27

   ITEM 11.    EXECUTIVE COMPENSATION........................................ 28

   ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT AND RELATED STOCKHOLDER MATTERS.................... 29

   ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
               DIRECTOR INDEPENDENCE......................................... 29

   ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES........................ 30

PART IV

   ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES....................... 30

   SIGNATURES................................................................ 31

                                     PART I

ITEM 1. BUSINESS

HISTORY AND ORGANIZATION

Dakota Creek Minerals Inc. was organized under the laws of the State of Nevada on September 29, 2010, to explore mineral properties in North America.

Dakota Creek Minerals Inc. is engaged in the exploration for molybdenum and other minerals. The Company's Venus Molybdenum Property is located approximately 35 kilometers north of Vancouver BC, and about 2 kilometers north of the community of Britannia Beach, BC. The property is crossed by Highway 99, "The Sea to Sky Highway" and the CN Railroad.

The Venus Molybdenum Property comprises one mineral claim totalling 62.12 hectares in area. The Venus molybdenum occurrence was discovered in the late 1960's and developed by a company known as Squamish Silica and Stone Co. Ltd. The occurrence is located about 250 meters northwest of Highway 99. We require an estimated total of $250,000 to implement the three phases of our exploration plan. We currently have a total of $40,000 to implement the first phase of our exploration program.

We are an exploration stage company and we have not realized any revenues to date. We have sufficient capital to enable us to commence our exploration program. We will require financing in order to conduct the exploration program described in the section entitled, "Business of the Issuer." Our auditors have issued a going concern opinion, raising substantial doubt about Dakota's financial prospects and the Company's ability to continue as a going concern.

We are not a "blank check company," as we do not intend to participate in a reverse acquisition or merger transaction. Securities laws define a "blank check company" as a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person.

Our offices are located at: 10019 107 Avenue, Westlock, AB, T7P 2C8

Presently our outstanding share capital is 30,000,000 common shares. We have no other type of shares either authorized or issued.

Our auditors have expressed substantial doubt about our ability to continue as a going concern in their audit report attached to the financial statements for the years ended August 31, 2012 and 2011 and from inception ( September 29, 2010) to August 31, 2012. We have cash as at August 31, 2012 of $38,592 and have liabilities of $34,960. Since our inception we have incurred accumulated losses of $26,368. It is extremely unlikely we will earn any revenue for a minimum of 5 years. We do not have any employees either full or part time. Our director is employed as a contractor.

Dakota is responsible for filing various forms with the United States Securities and Exchange Commission (the "SEC") such as Form 10-K and Form 10-Qs.

The shareholders may read and copy any material filed by Dakota with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, DC, 20549. The shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330The SEC maintains an Internet site that contains reports, proxy and information statements, and other information which Dakota has filed electronically with the SEC by assessing the website using the following address: http://www.sec.gov . Dakota has no website at this time.

PLANNED BUSINESS

The following discussion should be read in conjunction with the information contained in the financial statements of Dakota and the notes, which forms an integral part of the financial statements, which are attached hereto.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

This Form 10-K also contains forward-looking statements that involve risks and uncertainties. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition, or results of operations could be materially adversely affected.

ITEM 1A. RISK FACTORS

RISKS ASSOCIATED WITH OUR COMPANY:

THE COMPANY HAS NEVER EARNED A PROFIT AND WE ARE CURRENTLY OPERATING UNDER A NET LOSS. THERE IS NO GUARANTEE THAT WE WILL EVER EARN A PROFIT.

Since inception ( September 29, 2010) to the period ended on August 31, 2012 the Company has not generated any revenue. Rather, the Company incurred a net loss of $26,368 since inception (September 29, 2010) through August 31, 2012. The Company does not currently have any revenue producing operations. The Company is currently not operating profitably, and it should be anticipated that it will operate at a loss at least until such time when the production stage is achieved, if production is, in fact, ever achieved.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

We will need to obtain additional financing in order to complete our business plan. We currently do not have any operations and we have no income. We are an exploration stage company and we have not realized any revenues to date. We do not have sufficient capital to enable us to commence and complete our exploration program and based on our current operating plan, we do not expect to generate revenue that is sufficient to cover our expenses for at least the next twelve months. We will require financing in order to conduct the exploration program described in the section entitled, "Business of the Issuer." We need to raise $30,000 to complete the first phase of our exploration program and $250,000 to complete all three phases of our program. We do not have any arrangements for financing and we may not be able to find such financing if required. We will need to obtain additional financing to operate our business for the next twelve months, and if we do not our business will fail. We will raise the capital necessary to fund our business through a Prospectus and public offering of our common stock. Obtaining additional financing would be subject to a number of factors, including investor acceptance of mineral claims and investor sentiment. These factors may adversely affect the timing, amount, terms, or conditions of any financing that we may obtain or make any additional financing unavailable to us.

OUR COMPANY WAS RECENTLY FORMED, AND WE HAVE NOT PROVEN THAT WE CAN GENERATE A PROFIT. IF WE FAIL TO GENERATE INCOME AND ACHIEVE PROFITABILITY AN INVESTMENT IN OUR SECURITIES MAY BE WORTHLESS.

We have no operating history and have not proved we can operate successfully. We face all of the risks inherent in a new business. If we fail, your investment in our common stock will become worthless. From inception (September 29, 2010) to the period ended on August 31, 2012, we incurred a net loss of $26,368 and did not earn any revenue. The Company does not currently have any revenue producing operations.

WE HAVE NO OPERATING HISTORY. THERE CAN BE NO ASSURANCE THAT WE WILL BE SUCCESSFUL IN OUR MINERAL EXPLORATION ACTIVITIES.

The Company has no history of operations. As a result of our brief operating history, there can be no assurance that that we will be successful exploring for molybdenum or other minerals. Our future performance will depend upon our management and its ability to locate and negotiate additional exploration opportunities in which we can participate. There can be no assurance that we will be successful in these efforts. Our inability to locate additional opportunities, to hire additional management and other personnel, or to enhance our management systems, could have a material adverse effect on our results of operations. There can be no assurance that the Company's operations will be profitable.

WE ARE CONTROLLED BY MS. KATHY SLOAN, OUR SOLE EXECUTIVE OFFICER AND DIRECTOR, AND, AS SUCH, YOU MAY HAVE NO EFFECTIVE VOICE IN OUR MANAGEMENT.

Ms. Kathy Sloan, our sole Executive Officer Director, beneficially owns approximately 66% of our issued and outstanding common stock. Ms. Sloan will exercise control over all matters requiring stockholder approval, including the possible election of additional directors and approval of significant corporate transactions. If you purchase shares of our common stock, you may have no effective voice in our management.

WE ARE SOLELY GOVERNED BY MS. KATHY SLOAN, OUR SOLE EXECUTIVE OFFICER AND DIRECTOR, AND, AS SUCH, THERE MAY BE SIGNIFICANT RISK TO THE COMPANY OF A CONFLICT OF INTEREST.

Ms. Kathy Sloan, our sole Executive Officer and Director, makes decisions such as the approval of related party transactions, the compensation of Executive Officers, and the overseeing of the accounting function. There will be no segregation of executive duties and there may not be effective disclosure and accounting controls to comply with applicable laws and regulations, which could result in fines, penalties and assessments against us. Accordingly, the inherent controls that arise from the segregation of executive duties may not prevail. In addition, Ms. Sloan will exercise full control over all matters that typically require the approval of a Board of Directors. Ms. Sloan's actions are not subject to the review and approval of a Board of Directors and, as such, there may be significant risk to the Company of a conflict of interest.

Our sole Executive Officer and Director exercises control over all matters requiring stockholder approval including the election of Directors and the approval of significant corporate transactions. Insofar as Ms. Kathy Sloan makes all decisions as to which projects the Company undertakes, there is a risk of a conflict of interest arising between the duties of Ms. Sloan in her role as our sole Executive Officer and her own personal financial and business interests in other business ventures distinct and separate from the interests of the Company. Her personal interests may not, during the ordinary course of business, coincide with the interests of the stockholders and, in the absence of the effective segregation of such duties, there is a risk of a conflict of interest. We have not voluntarily implemented various corporate governance measures. As such, stockholders have limited protections against the transactions implemented by Ms. Sloan, conflicts of interest and similar matters.

We have not adopted corporate governance measures such as an audit or other independent committees as we presently only have one independent director. Stockholders should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

BECAUSE KATHY SLOAN, OUR SOLE EXECUTIVE OFFICER AND DIRECTOR, HAS OTHER BUSINESS INTERESTS, SHE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, WHICH MAY CAUSE OUR BUSINESS TO FAIL.

It is possible that the demands on Ms. Kathy Sloan, our sole Executive Officer and Director, from other obligations could increase with the result that she would no longer be able to devote sufficient time to the management of our business. Ms. Sloan will devote fewer than 12-15 hours per month or 3-4 per week to the affairs of the Company. In addition, Ms. Sloan may not possess sufficient time to manage our business if the demands of managing our business increased substantially.

KATHY SLOAN, OUR SOLE EXECUTIVE OFFICER AND DIRECTOR, LACKS TECHNICAL TRAINING AND EXPERIENCE IN MINERAL EXPLORATION OR MINING, AND MAY NOT BE FULLY AWARE OF THE REQUIREMENTS WITHIN THE MINING INDUSTRY.

The management of the Company, our sole executive officer and director, Ms. Sloan, has no technical training or experience in minerals exploration or mining, or exploring for, starting, or operating a mine, and that with no direct training or experience in these areas, and as such, may not be fully aware of many of the specific requirements related to working within the mining industry.

THE IMPRECISION OF MINERAL DEPOSIT ESTIMATES MAY PROVE ANY RESOURCE CALCULATIONS THAT WE MAKE TO BE UNRELIABLE.

Mineral deposit estimates and related databases are expressions of judgment based on knowledge, mining experience, and analysis of drilling results and industry practices. Valid estimates made at a given time may significantly change when new information becomes available. By their nature, mineral deposit estimates are imprecise and depend upon statistical inferences, which may ultimately prove unreliable. Mineral deposit estimates included here, if any, have not been adjusted in consideration of these risks and, therefore, no assurances can be given that any mineral deposit estimate will ultimately be reclassified as reserves. If the Company's exploration program locates a mineral deposit, there can be no assurances that any of such deposits will ever be classified as reserves.

MS. KATHY SLOAN HAS NOT PHYSICALLY INSPECTED THE SUBJECT PROPERTY AND DOES NOT HAVE CURRENT PLANS TO VISIT THE PROPERTY.

Ms. Sloan has not visited the property, but has relied on property reports and other consultants who are knowledgeable with the property. With respect to the further exploration of the property, Ms. Sloan does not have any current plans to visit the property but instead intends to hire various professionals and consultants to further explore the property as this work is required. As the

Company will rely on third parties, the costs of exploration may be higher than if the Company and its employees engaged in the work themselves. By not visiting the property directly, Ms. Sloan will be unable to personally verify the information and results that are presented by third parties.

WE ARE SENSITIVE TO FLUCTUATIONS IN THE PRICE OF SEMI-PRECIOUS MINERALS, WHICH IS BEYOND OUR CONTROL. THE PRICE OF MOLYBDENUM IS VOLATILE AND PRICE CHANGES ARE BEYOND OUR CONTROL.

The price of molybdenum and other minerals can fluctuate. The prices of molybdenum and other minerals have been and will continue to be affected by numerous factors beyond the Company's control. Factors that affect the price of molybdenum include the demand from consumers for products that use molybdenum, economic conditions, over supply from secondary sources and costs of production. Price volatility and downward price pressure, which can lead to lower prices, could have a material adverse effect on the costs or the viability of our projects.

MINERAL EXPLORATION AND PROSPECTING IS A HIGHLY COMPETITIVE AND SPECULATIVE BUSINESS AND WE MAY NOT BE SUCCESSFUL IN SEEKING AVAILABLE OPPORTUNITIES.

The process of mineral exploration and prospecting is a highly competitive and speculative business. Individuals are not subject to onerous accreditation and licensing requirements prior to beginning mineral exploration and prospecting activities. As such, the company, in seeking available opportunities, will compete with numerous individuals and companies, including established, multi-national companies that have more experience and resources than the Company. The exact number of active competitors at any one time is heavily dependent on current economic conditions; however, statistics provided by the AEBC (The Association for Mineral Exploration, British Columbia), state that approximately 1000 mining companies operate in BC. Each one of these companies can be considered to be in competition with our company for mineral resources in British Columbia. Moreover, the Government of Canada at, http://mmsd1.mms.nrcan.gc.ca/mmsd/exploration/default_e.asp, reports that in 2006, CDN $140.6 billion was spent in mineral exploration activities in British Columbia.

Because we may not have the financial and managerial resources to compete with other companies, we may not be successful in our efforts to acquire projects of value, which may, ultimately, become productive. However, while we compete with other exploration companies for the rights to explore other claims, there is no competition for the exploration or removal of mineral from our claims from other companies, as we have no agreements or obligations that limit our right to explore or remove minerals from our claims.

COMPLIANCE WITH ENVIRONMENTAL CONSIDERATIONS AND PERMITTING COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COSTS OR THE VIABILITY OF OUR PROJECTS. THE HISTORICAL TREND TOWARD STRICTER ENVIRONMENTAL REGULATION MAY CONTINUE, AND, AS SUCH, REPRESENTS AN UNKNOWN FACTOR IN OUR PLANNING PROCESSES.

All mining is regulated by the government agencies at the Federal and Provincial levels of government in Canada. Compliance with such regulation has a material effect on the economics of our operations and the timing of project development. Our primary regulatory costs have been related to obtaining licenses and permits from government agencies before the commencement of mining activities. An environmental impact study that must be obtained on each property in order to obtain governmental approval to mine on the properties is also a part of the overall operating costs of a mining company.

The possibility of more stringent regulations exists in the areas of worker health and safety, the dispositions of wastes, the decommissioning and reclamation of mining and milling sites and other environmental matters, each of which could have an adverse material effect on the costs or the viability of a particular project. Compliance with environmental considerations and permitting could have a material adverse effect on the costs or the viability of our projects.

MINING AND EXPLORATION ACTIVITIES ARE SUBJECT TO EXTENSIVE REGULATION BY FEDERAL AND PROVINCIAL GOVERNMENTS IN CANADA. ANY FUTURE CHANGES IN GOVERNMENTS, REGULATIONS AND POLICIES, COULD ADVERSELY AFFECT THE COMPANY'S RESULTS OF OPERATIONS FOR A PARTICULAR PERIOD AND ITS LONG-TERM BUSINESS PROSPECTS.

Mining and exploration activities are subject to extensive regulation by government. Such regulation relates to production, development, exploration, exports, taxes and royalties, labor standards, occupational health, waste disposal, protection and remediation of the environment, mine and mill reclamation, mine and mill safety, toxic substances and other matters. Compliance with such laws and regulations has increased the costs of exploring, drilling, developing, constructing, operating mines and other facilities. Furthermore, future changes in governments, regulations and policies, could adversely affect the Company's results of operations in a particular period and its long-term business prospects.

The development of mines and related facilities is contingent upon governmental approvals, which are complex and time consuming to obtain and which, depending upon the location of the project, involve various governmental agencies. The duration and success of such approvals are subject to many variables outside the Company's control.

RISKS ASSOCIATED WITH OWNING OUR SHARES:

WE ANTICIPATE THE NEED TO SELL ADDITIONAL TREASURY SHARES IN THE FUTURE MEANING THAT THERE WILL BE A DILUTION TO OUR EXISTING SHAREHOLDERS RESULTING IN THEIR PERCENTAGE OWNERSHIP IN THE COMPANY BEING REDUCED ACCORDINGLY.

We expect that one of the only ways we will be able to acquire additional funds is through the sale of our common stock. This will result in a dilution effect to our shareholders whereby their percentage ownership interest in the Company is reduced. The magnitude of this dilution effect will be determined by the number of shares we will have to issue in the future to obtain the funds required.

BECAUSE OUR SECURITIES ARE SUBJECT TO PENNY STOCK RULES, YOU MAY HAVE DIFFICULTY RESELLING YOUR SHARES.

The Company's common shares may be deemed to be "penny stock" as that term is defined in Regulation Section "240.3a51 -1" of the Securities and Exchange Commission (the "SEC"). Penny stocks are stocks: (a) with a price of less than U.S. $5.00 per share; (b) that are not traded on a "recognized" national exchange; (c) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ - where listed stocks must still meet requirement (a) above); or
(d) in issuers with net tangible assets of less than U.S. $2,000,000 (if the issuer has been in continuous operation for at least three years) or U.S. $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than U.S. $6,000,000 for the last three years.

Section "15(g)" of the United States Securities Exchange Act of 1934, as amended, and Regulation Section "240.15g(c)2" of the SEC require broker dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common shares are urged to obtain and read such disclosure carefully before purchasing any common shares that are deemed to be "penny stock".

Moreover, Regulation Section "240.15g -9" of the SEC requires broker dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker dealer to: (a) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (b) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (c) provide the investor with a written statement setting forth the basis on which the broker dealer made the determination in
(ii) above; and (d) receive a signed and dated copy of such statement from the investor confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company's common shares to resell their common shares to third parties or to otherwise dispose them of. Stockholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, dated April 17, 1991, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

     (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer

     (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases

     (iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons

     (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers

     (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses

Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behaviour of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10K contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this Form 10K include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors.

Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. These forward-looking statements address, among others, such issues as:

     * the amount and nature of future exploration, development and other capital expenditures,
     *    mining claims to be drilled,
     *    future earnings and cash flow,
     *    development projects,
     *    exploration prospects,
     *    drilling prospects,
     *    development and drilling potential,
     *    business strategy,
     *    expansion and growth of our business and operations, and
     *    our estimated financial information.

In evaluating these statements, we believe that it is important that you consider various factors, including the assumptions, risks and uncertainties outlined in this prospectus under "Risk Factors". These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this prospectus. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this prospectus are made as of the date of this prospectus and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments outstanding at the present time.

ITEM 2. PROPERTIES

Dakota Creek Minerals Inc. was incorporated in the State of Nevada on September 29, 2010. It was incorporated for the sole purpose of engaging in mineral exploration. It has always maintained the same business plan from inception to present. During the previous three years, the Company has not filed for bankruptcy, receivership or similar proceeding; and there has not been any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Dakota Creek Minerals Inc. is engaged in the exploration for molybdenum and other minerals. The Company's Venus Molybdenum Property is located approximately 35 kilometers north of Vancouver BC, and about 2 kilometers north of the community of Britannia Beach, BC. The property is crossed by Highway 99, "The Sea to Sky Highway" and the CN Railroad.

The Venus Molybdenum Property comprises one mineral claim totaling 62.12 hectares in area. The occurrence is located about 250 meters northwest of Highway 99. The Venus molybdenum occurrence was discovered in the late 1960's and developed by a company known as Squamish Silica and Stone Co. Ltd., which reported its findings to the BC Ministry of Mines in 1969. This information was subsequently published in the BC Ministry of Mines Report "Geology, Exploration and Mining in BC, 1969" page 194 which states the following:

Claim: Venus
Access: Highway no. 99 passes through the claim
Operator: Squamish Stone & Silica Co. Ltd. 8744 Joffre Avenue, Burnaby I.
Metals: Copper, Molybdenum
Work done: Two pits were dug in overburden; some stripping was done; and two trenches totaling 30 feet in length were cut in bedrock.
Description: Chalcopyrite and molybdenite occur as fracture-fillings in quartz porphyry.

The Company was incorporated for the purpose of exploring mineral claims in North America. The short-term strategy of the Company is to explore and further develop the Venus Molybdenum property and to explore its commercial viability. The long-term strategy of the Company is to continue to acquire additional mineral claims that complement its core business.

We are an exploration stage company and we cannot provide assurance to investors that our mineral claims contain a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on such work concludes economic feasibility.

PROPERTY ACQUISITION DETAILS

Dakota Creek Minerals Inc. purchased the Venus Molybdenum Property for USD $15,000 on October 15, 2010. The Company owns 100% of the rights to the property. There are no underlying rights or royalties on this property. In British Columbia, the acquisition of mineral claims is done using an online application whereby a company or individual can stake claims online. A mineral tenure is granted the available subsurface rights at the time of issuance. For our property, the tenure includes all subsurface minerals, as there were no other tenures on the property at time of staking. The mineral rights expire on February 13, 2013. The tenure includes both mineral and placer mineral rights on the property. The details of the claim are provided below:

     Tenure Number ID       949261 View Tenure
     Tenure Type            Mineral (M)
     Tenure Sub Type        Claim (C)
     Title Type             Mineral Cell Title Submission (MCX)
     Good To Date           2013/feb/13
     Claim Name             DAKOTA CREEK CLAIMS
     Area In Hectares       62.12

     MAP NUMBERS:           092I

In order to keep these claims in good standing the Company must either complete and report work on the property or pay a renewal fee prior to the expiry date on February 13, 2013.

                     [MAP SHOWING PROPERTY BC LOCATION]




                FIG. 1 VENUS MOLYBDENUM PROPERTY BC LOCATION MAP

ACCESS

The Venus Molybdenum Property is located approximately 35 kilometres north of Vancouver BC, and about 2 kilometres north of the community of Britannia Beach, BC. The property is crossed by Highway 99, "The Sea to Sky Highway" and the CN Railroad. Access on the property is on foot from the highway following several trails and old logging roads. There is electrical power and an adequate water source approximately 250 meters from the claim. Two pits were dug in overburden, and two trenches totaling about 10 metres in length were cut into bedrock. There currently is no other infrastructure on the property.

                    [MAP SHOWING PROPERTY REGIONAL LOCATION]




             FIG. 2 VENUS MOLYBDENUM PROPERTY REGIONAL LOCATION MAP

TOPOGRAPHY, CLIMATE, VEGETATION

The Venus Molybdenum Property covers a mineralized area occurring at about 125 metres elevation. Large areas of the claims are underlain by outcropping bedrock in a "cliff and bench" topography derived from the joint structure in the granitic rocks. Pine, fir, hemlock, cedar, spruce, alder and maple trees, huckleberry bushes and moss are the prevailing vegetation found. Black bear, mountain goat, cougar, deer, wolf and a variety of rodents are found in the vicinity. The climate is generally moderate and wet, with the bulk of the moisture falling as rain from March to November and as occasional snowfall in the winter months.

Murrin Park covers Browning Lake, a popular swimming and fishing spot located beside Highway 99. Rock climbing is also a popular local recreation.

                     [MAP SHOWING VENUS MOLYBDENUM PROPERTY]




                      FIG. 3 VENUS MOLYBDENUM PROPERTY MAP

PROPERTY STATUS

The Venus Molybdenum Property comprises one mineral claim totaling 62.12 hectares. The part of the claim underlain by Murrin Park is not available for development. The location and area covered by the park is shown in Figure 3. The park is approximately 10 ha. in size and has a popular highway-side picnic ground and small swimming lake (Browning Lake). It is immediately adjacent to the highway. The Venus Moly mineralized zones does not fall within the boundaries of the park.

                    [PHOTO SHOWING VENUS MOLYBDENUM PROPERTY]




                        FIG. 4 VENUS MOLYBDENUM PROPERTY

PREVIOUS WORK

The Venus Molybdenum Property was discovered in the late 1960's. In 1969, a company known as Squamish Silica and Stone Co. Ltd. explored the Venus molybdenum occurrence, said to be located about 250 metres northwest of Highway
99. In 1969, Squamish Silica and Stone Co. Ltd. reported that chalcopyrite and molybdenite were seen to occur as fracture fillings in a series of quartz porphyry outcrops located about 250 metres northwest of Highway 99. Two pits were dug in overburden, and two trenches totaling about 10 metres in length were cut into bedrock. The location of these workings is presently unknown.

         [MAP SHOWING REGIONAL GEOLOGY OF THE VENUS MOLYBDENUM PROPERTY]




            FIG. 5 REGIONAL GEOLOGY OF THE VENUS MOLYBDENUM PROPERTY

AREA GEOLOGICAL OVERVIEW

The Venus Molybdenum Property hosts molybdenum and copper mineralization within a quartz porphyry granitic intrusive. This "porphyry copper-moly" type of deposit can be very large and economically significant.

MOLYBDENUM

MOLYBDENUM is a silvery metal with the sixth-highest melting point of any element. It readily forms hard, stable carbides, and for this reason it is often used in high-strength steel alloys. Molybdenum does not occur as a free metal on Earth, but rather in various oxidation states in minerals. Industrially, molybdenum compounds are used in high-pressure and high-temperature applications, as pigments and catalysts. Molybdenum minerals have long been known, but the element was "discovered" in 1778 by Carl Wilhelm Scheele. The metal was first isolated in 1781 by Peter Jacob Hjelm.

The world's largest producers of molybdenum materials are the United States, China, Chile, Peru and Canada. Though molybdenum is found in such minerals as wulfenite and powellite, the main commercial source of molybdenum is molybdenite. Molybdenum is mined as a principal ore, and is also recovered as a byproduct of copper and tungsten mining. Large mines in Colorado and in British Columbia yield molybdenite as their primary product, while many porphyry copper deposits such as the Bingham Canyon Mine in Utah and the Chuquicamata mine in northern Chile produce molybdenum as a byproduct of copper mining.

The ability of molybdenum to withstand extreme temperatures without significantly expanding or softening makes it useful in applications that involve intense heat, including the manufacture of armour, aircraft parts, electrical contacts, industrial motors and filaments. Molybdenum is also used in steel alloys for its high corrosion resistance and weldability. Because of its lower density and more stable price, molybdenum is sometimes used instead of tungsten.

REGIONAL GEOLOGY

The general upper Howe Sound area is underlain by northwest-trending belts of Lower Cretaceous (~100 my) Gambier Group marine volcanic and sedimentary rocks, intruded by various plutons and dike swarm complexes of dioritic to granodioritic composition. Typical suites of mineralization occur with Gambier Group and intrusive rocks. Small outliers or vent complexes of the Late Tertiary to Recent Garabaldi Group volcanics occur north of the property at Watts Point and west of Squamish.

Within the Gambier Group rocks, syn-genetic volcanogenic mineralization has formed from "black smokers" on the sea floor, resulting in minor occurrences and rarely major orebodies containing copper, zinc, lead, gold and silver.

The intrusive rocks belong to the Coast Plutonic Complex, a group of diverse intrusives of various ages and composition. In particular, the Lower Cretaceous Squamish Pluton is composed of granodiorite to quartz porphyry and occupies much of the upper part of Howe Sound, including the Venus Molybdenum property area. The "porphyry copper-moly" style of deposit has been found at several places within intrusive rocks of the Howe Sound area.

PROPERTY GEOLOGY

The Venus Molybdenum Property is underlain by the Lower Cretaceous aged Squamish Pluton, varying from granodiorite to quartz porphyry in composition. In 1969, Squamish Silica and Stone Co. Ltd. reported that chalcopyrite and molybdenite were seen to occur as fracture fillings in a series of quartz porphyry outcrops located about 250 metres northwest of Highway 99. Past exploration includes two pits dug in overburden, and two trenches totaling about 10 metres in length were cut into bedrock. The location of these workings is presently unknown.

OVERVIEW OF THE EXPLORATION AND MINING PERMIT REQUIREMENTS FOR COMPANIES OPERATING IN BRITISH COLUMBIA. Two types of applications can be made to obtain a Mines Act Permit:

     *    EXPLORATION AND SMALL MINES
          - A `Notice of Work' (NOW) is filed with the Mining Operations Branch District Manager for coal or mineral exploration programs and for approvals of placer mining, or sand and gravel pits and quarries in accordance with the Act.

     *    MAJOR MINES
          - A detailed `Mine Plan and Reclamation Program' must be submitted to the Mining Operations Branch Regional Manager for proposed coal or hardrock mineral mines, major expansions or modifications of producing coal and hardrock mineral mines, and large pilot projects, bulk samples, trial cargoes or test shipments. Information requirements for these applications are summarized in the Act. Mines Act permit applications are required whether or not proposed developments fall under the Environmental Assessment Act ("EAA").

Permit applications for projects under the EAA may be submitted concurrently with the Project Report; however, a Project Approval Certificate must be obtained prior to Mines Act permit issuance. No work is permitted on a mine site without a valid Mines Act Permit.

MAJOR MINE PERMIT APPLICATION INFORMATION REQUIREMENTS

In general, the information requirements under the Code for a Major Mine Mines Act permit application include the following:

     1.   a map or airphoto showing the location and extent of the mine;
     2. particulars of the design, construction, operation and closure of mine components, taking into consideration the safety of the public, mine workers, and the protection of the environment;
     3. particulars of the nature and present uses of the land to be used for the mine;
     4. particulars of the nature of the mine and the extent of the area to be occupied by the mine;
     5. a program for the protection and reclamation of the land and watercourses during the construction and operational phases of the mining operation;
     6. a conceptual final reclamation plan for the closure or abandonment of the mining operation;
     7. an estimate of the annual cost of outstanding reclamation obligations over the planned life of the mine including the cost of long-term monitoring and abatement; and
     8.   any other relevant information that may be required by an Inspector.

CONCLUSIONS AND RECOMMENDATIONS

The Venus Molybdenum Property is located approximately 35 kilometres north of Vancouver BC, and about 2 kilometres north of the community of Britannia Beach, BC. The property is crossed by Highway 99, "The Sea to Sky Highway" and the CN Railroad.

The Venus Molybdenum Property comprises one mineral claim totaling 62.12 hectares in area. The Venus molybdenum occurrence was discovered in the late 1960's and developed by a company known as Squamish Silica and Stone Co. Ltd. The occurrence is located about 250 metres northwest of Highway 99.

In 1969, Squamish Silica and Stone Co. Ltd. reported to the BC Ministry of Mines that chalcopyrite and molybdenite were seen to occur as fracture fillings in a series of quartz porphyry outcrops located about 250 metres northwest of Highway
99. In 1969, two pits were dug in overburden, and two trenches totaling about 10 metres in length were cut into bedrock. The location of these workings is presently unknown.

A proposed work program includes prospecting, geological mapping and rock sampling of any mineralized surface showings, construction of a control grid, geochemical soil sampling, and geophysical surveys. Based on a compilation of these results, a diamond drill program would be designed to explore and define the potential resources. The anticipated costs of this development are presented in three results-contingent stages.

PHASE 1

Reconnaissance geological mapping, prospecting and
petrographic rock sampling, fly camp and helicopter support.         $ 30,000.00

PHASE 2

Detailed geological mapping, rock sampling and petrography,
grid construction, magnetometer survey, hand-trenching of
showings, establish potential drill targets, fly camp and
helicopter support.                                                  $ 70,000.00

PHASE 3

500 metres of diamond drilling including geological supervision, rock petrography, rental of small fly-in excavator for machine
trenching, fly camp and helicopter support.                          $150,000.00
                                                                     -----------

TOTAL                                                                $250,000.00
                                                                     ===========

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to conduct all mineral exploration activities in accordance with government regulations. Such operations are subject to various laws governing land use, the protection of the environment, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, well safety and other matters. Unfavorable amendments to current laws, regulations and permits governing operations and activities of resource exploration companies, or more stringent implementation thereof, could have a materially adverse impact and cause increases in capital expenditures which could result in a cessation of operations.

EMPLOYEES

At present, we have no employees. We anticipate that we will be conducting most of our business through agreements with consultants and third parties.

DESCRIPTION OF PROPERTY

Our offices are located at 10019 107 Avenue Westlock, AB T7P 2C8

LEGAL PROCEEDINGS

The Company is not a party to any legal proceeding. No property of the Company is the subject of a pending legal proceeding.

MARKET PRICE OF DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

DIVIDENDS

The Company has never paid cash dividends on common stock, and does not expect to pay such dividends in the foreseeable future.

MARKET INFORMATION

The Company's common shares do not trade and are not listed or quoted on any public market.

STOCKHOLDERS

There are 31 stockholders of the Company's common stock.

EMERGING GROWTH COMPANY STATUS UNDER THE JOBS ACT

Dakota Creek Minerals Inc. qualifies as an "emerging growth company" as defined in the Jumpstart our Business Startups Act (the "JOBS Act").

The JOBS Act creates a new category of issuers known as "emerging growth companies." Emerging growth companies are those with annual gross revenues of less than $1 billion (as indexed for inflation) during their most recently completed fiscal year. The JOBS Act is intended to facilitate public offerings by emerging growth companies by exempting them from several provisions of the Securities Act of 1933 and its regulations. An emerging growth company will retain that status until the earliest of:

     *    The first fiscal year after its annual revenues exceed $1 billion;
     *    The first fiscal year after the fifth anniversary of its IPO;
     * The date on which the company has issued more than $1 billion in non-convertible debt during the previous three-year period; and
     * The first fiscal year in which the company has a public float of at least $700 million.

FINANCIAL AND AUDIT REQUIREMENTS

Under the JOBS Act, emerging growth companies are subject to scaled financial disclosure requirements. Pursuant to these scaled requirements, emerging growth companies may:

     * Provide only two rather than three years of audited financial statements in their IPO Registration Statement;
     * Provide selected financial data only for periods no earlier than those included in the IPO Registration Statement in all SEC filings, rather than the five years of selected financial data normally required;
     * Delay compliance with new or revised accounting standards until they are made applicable to private companies; and
     * Be exempted from compliance with Section 404(b) of the Sarbanes-Oxley Act, which requires companies to receive an outside auditor's attestation regarding the issuer's internal controls.

OFFERING REQUIREMENTS

In addition, during the IPO offering process, emerging growth companies are exempt from:

     * Restrictions on analyst research prior to and immediately after the IPO, even from an investment bank that is underwriting the IPO;
     * Certain restrictions on communications to institutional investors before filing the IPO registration statement; and
     * The requirement initially to publicly file IPO Registration Statements. Emerging growth companies can confidentially file draft Registration Statements and any amendments with the SEC. Public filings of the draft documents must be made at least 21 days prior to commencement of the IPO "road show."

OTHER PUBLIC COMPANY REQUIREMENTS

Emerging growth companies are also exempt from other ongoing obligations of most public companies, such as:

     * The requirements under Section 14(i) of the Exchange Act and Section 953(b)(1) of the Dodd-Frank Act to disclose executive compensation information on pay-for-performance and the ratio of CEO to median employee compensation;
     * Certain other executive compensation disclosure requirements, such as the compensation discussion and analysis, under Item 402 of Regulation S-K; and
     * The requirements under Sections 14A(a) and (b) of the Exchange Act to hold advisory votes on executive compensation and golden parachute payments.

ELECTION UNDER SECTION 107(B) OF THE JOBS ACT

As an emerging growth company we have made the irrevocable election to not adopt the extended transition period for complying with new or revised accounting standards under Section 107(b), as added by Section 102(b), of the JOBS Act. This election allows companies to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any legal proceeding. No property of the Company is the subject of a pending legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There has been no Annual General Meeting of Stockholders since Dakota's date of inception (September 29, 2010). Management hopes to hold an Annual General Meeting of Stockholders during 2013.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

DIVIDENDS

The Company has never paid cash dividends on common stock, and does not expect to pay such dividends in the foreseeable future.

MARKET INFORMATION

The Company's common shares do not trade and are not listed or quoted on any public market.

STOCKHOLDERS

There are approximately 31 stockholders of the Company's common stock.

ITEM 6. SELECTED FINANCIAL INFORMATION

The following summary financial data was derived from our financial statements. This information is only a summary and does not provide all the information contained in our financial statements and related notes thereto. You should read the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and related notes included elsewhere in this Form 10-K.

OPERATION STATEMENT DATA

                                                                     From date of inception
                                                 For the year          (September 29, 2010)
                                                    ended                      To
                                                August 31, 2012          August 31, 2012
                                                ---------------          ---------------
Impairment loss on mineral claims                $        --              $    15,000
General and administrative expenses                    9,865                   11,368
                                                 -----------              -----------
Net loss from operations                         $     9,865              $    26,368
                                                 -----------              -----------
Weighted average shares outstanding (basic)       30,000,000
                                                 -----------
Net loss per share (basic)                       $      0.00


BALANCE SHEET DATA

Cash                                             $    38,592
Total assets                                     $    38,592
Total liabilities                                $    34,960
Stockholders' equity                             $     3,632

Our historical results do not necessary indicate results expected for any future periods.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those statements included elsewhere in this prospectus. In addition to the historical financial information, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors" and elsewhere in this prospectus.

PLAN OF OPERATIONS

Our business plan is to proceed with the exploration of the Venus Molybdenum Property to determine whether there is any potential for molybdenum or other minerals located on the properties that comprise the mineral claims. If the Company is successful in raising adequate capital through private placements or debt financing, the Company anticipates completing the first phase in Spring 2013and commencing the Second and Third phases in Summer and Fall 2013. We have decided to proceed with the exploration program recommended by the geological report. A proposed work program includes prospecting, geological mapping and rock sampling of any mineralized surface showings, construction of a control grid, geochemical soil sampling, and geophysical surveys. Based on a compilation of these results, a diamond drill program would be designed to explore and define the potential resources. The anticipated costs of this development are presented in three results-contingent stages.

PHASE 1

Reconnaissance geological mapping, prospecting and
petrographic rock sampling, fly camp and helicopter support.         $ 30,000.00

PHASE 2

Detailed geological mapping, rock sampling and petrography,
grid construction, magnetometer survey, hand-trenching of
showings, establish potential drill targets, fly camp and
helicopter support.                                                  $ 70,000.00

PHASE 3

500 metres of diamond drilling including geological supervision, rock petrography, rental of small fly-in excavator for machine
trenching, fly camp and helicopter support.                          $150,000.00
                                                                     -----------

TOTAL                                                                $250,000.00
                                                                     ===========

We anticipate that the three phases of the recommended geological exploration program will cost approximately $30,000, $70,000 and $150,000, respectively. We had $13,497 in cash reserves as of August 31, 2012. The lack of cash has kept us from conducting any exploration work on the property. If the Company is unsuccessful in raising the capital to commence its exploration program, the Company will be required to pay a government fee of $1,300 in order to keep the claims valid. The Company currently has enough cash on hand to pay this fee.

We anticipate that we will incur the following expenses over the next twelve months:

     * $1,300 to be paid to the British Columbia Provincial Government to keep the claims valid on or before February 13, 2013;
     * $30,000 in connection with the completion of Phase 1 of our planned geological work program;
     * $70,000 in connection with the completion of Phase 2 of our planned geological work program;
     *    $150,000 for Phase 3 of our planned geological work program; and
     * $6,600 for operating expenses, including professional legal and accounting expenses associated with compliance with the periodic reporting requirements after we become a reporting issuer under the Securities Exchange Act of 1934, but excluding expenses of the offering.

If we determine not to proceed with further exploration of our mineral claims due to a determination that the results of our initial geological program do not warrant further exploration or due to an inability to finance further exploration, we plan to pursue the acquisition of an interest in other mineral claims. We anticipate that any future acquisition would involve the acquisition of an option to earn an interest in a mineral claim as we anticipate that we would not have sufficient cash to purchase a mineral claim of sufficient merit to warrant exploration. This means that we might offer shares of our stock to obtain an option on a property. Once we obtain an option, we would then pursue finding the funds necessary to explore the mineral claim by one or more of the following means: engaging in an offering of our stock; engaging in borrowing; or locating a joint venture partner or partners.

RESULTS OF OPERATIONS

We have not yet earned any revenues. We anticipate that we will not earn revenues until such time as we have entered into commercial production, if any, of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

LIQUIDITY AND CAPITAL RESOURCES

The company had current assets of $38,592 consisting only of cash as of August 31, 2012. The Company has incurred a net loss of $26,368 for the period from inception to August 31, 2012. Income represents all of the company's revenue less all its expenses in the period incurred. The Company has no revenues as of August 31, 2012 and has incurred expenses of $26,368 since inception. Liabilities are made up of current and long-term liabilities. The company issued to the founder 30,000,000 common shares of stock for $30,000. As of August 31, 2012, there are Thirty Million (30,000,000) shares issued and outstanding at a value of $0.001 per share. There are no preferred shares authorized. The Company has no stock option plan, warrants or other dilutive securities.

With its current assets, the Company can remain operational through 2013 if it does not complete Phase 1 of its program and only pays the government fees to keep the claims valid.

However, the Company plans to raise the capital necessary to fund our business through a private placement and public offering of our common stock. The Company intends to work directly with private placees. The Company anticipates that they will have either a private placement or additional funding from its founder by late Spring 2013 in order to conduct its operations.

Based on our current operating plan, we do not expect to generate revenue that is sufficient to cover our expenses for at least the next twelve months. In addition, we do not have sufficient cash and cash equivalents to execute our operations for at least the next twelve months. We will need to obtain additional financing to operate our business for the next twelve months. We will raise the capital necessary to fund our business through a private placement and public offering of our common stock. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either short or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cease operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

MARKET INFORMATION

There are no common shares subject to outstanding options, warrants or securities convertible into common equity of our Company. Presently, there are no shares being offered to the public and no shares have been offered pursuant to an employee benefit plan or dividend reinvestment plan.

Currently our shares are not traded. In order to be eligible to trade in the future, we must remain current in our filings with the SEC; being as a minimum Forms 10-Q and 10-K. Securities already quoted that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their filing during that time.

In the future our common stock trading price might be volatile with wide fluctuations. Things that could cause wide fluctuations in our trading price of our stock could be due to one of the following or a combination of several of them:

     * Our variations in our operations results, either quarterly or annually;
     * Trading patterns and share prices in other exploration companies which our shareholders consider similar to ours;
     *    The exploration results on the Property, and
     *    Other events which we have no control over.

In addition, the stock market in general, and the market prices for thinly traded companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These wide fluctuations may adversely affect the trading price of our shares regardless of our future performance. In the past, following periods of volatility in the market price of a security, securities class action litigation has often been instituted against such company. Such litigation, if instituted, whether successful or not, could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on our business, results of operations and financial conditions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements attached to this Form 10-K for the year ended August 31, 2012 and 2011 and from inception (September 29, 2010) to August 31, 2012 have been audited by our independent accountants, De Joya Griffith, LLC and attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the audited period ended August 31, 2012 we engaged De Joya Griffith, LLC as our principal accountant for the purposes of auditing our financial statements. There are not and have not been any disagreements between the Company and our accountants on any matter of accounting principles, practices or financial statement disclosure.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company currently has no revenues. The Company's financial instruments are comprised of payables which are subject to normal credit risks.

ITEM 9A. CONTROLS AND PROCEDURES

Our management, on behalf of the Company, has considered certain internal control procedures as required by the Sarbanes-Oxley ("SOX") Section 404 A which accomplishes the following:

Internal controls are mechanisms to ensure objectives are achieved and are under the supervision of the Company's Chief Executive Officer, and Chief Financial Officer. Good controls encourage efficiency, compliance with laws and regulations, sound information, and seek to eliminate fraud and abuse.

These control procedures provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Internal control is "everything that helps one achieve one's goals - or better still, to deal with the risks that stop one from achieving one's goals."

Internal controls are mechanisms that are there to help the Company manage risks to success.
Internal controls is about getting things done (performance) but also about ensuring that they are done properly (integrity) and that this can be demonstrated and reviewed (transparency and accountability).

In other words, control activities are the policies and procedures that help ensure the Company's management directives are carried out. They help ensure that necessary actions are taken to address risks to achievement of the Company's objectives. Control activities occur throughout the Company, at all levels and in all functions. They include a range of activities as diverse as approvals, authorizations, verifications, reconciliations, reviews of operating performance, security of assets and segregation of duties.

As of August 31, 2012, the management of the Company assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Management concluded, during the year ended August 31, 2012, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. Management realized there are deficiencies in the design or operation of the Company's internal control that adversely affected the Company's internal controls which management considers to be material weaknesses.

In the light of management's review of internal control procedures as they relate to COSO and the SEC the following were identified:

     * The Company's Audit Committee does not function as an Audit Committee since there is a lack of independent directors on the Committee and the Board of Directors has not identified an "expert", one who is knowledgeable about reporting and financial statements requirements, to serve on the Audit Committee.
     * The Company has limited segregation of duties which is not consistent with good internal control procedures.
     * The Company does not have a written internal control procedures manual which outlines the duties and reporting requirements of the Directors and any staff to be hired in the future. This lack of a written internal control procedures manual does not meet the requirements of the SEC or good internal control.
     * There are no effective controls instituted over financial disclosure and the reporting processes.

Management feels the weaknesses identified above, being the latter three, have not had any effect on the financial results of the Company. Management will have to address the lack of independent members on the Audit Committee and identify an "expert" for the Committee to advise other members as to correct accounting and reporting procedures.

The Company and its management will endeavor to correct the above noted weaknesses in internal control once it has adequate funds to do so. By appointing independent members to the Audit Committee and using the services of an expert on the Committee will greatly improve the overall performance of the Audit Committee. With the addition of other Board Members and staff the segregation of duties issue will be addressed and will no longer be a concern to management. By having a written policy manual outlining the duties of each of the officers and staff of the Company will facilitate better internal control procedures.

Management will continue to monitor and evaluate the effectiveness of the Company's internal controls and procedures and its internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

ITEM 9A(T). CONTROLS AND PROCEDURES

There were no changes in the Company's internal controls or in other factors that could affect its disclosure controls and procedures subsequent to the Evaluation Date, nor any deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

ITEM 9B. OTHER INFORMATION

There are no matters required to be reported upon under this Item.

                                    PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

1. EXECUTIVE OFFICERS

The Company's Executive Officers are as follows:

Kathy Sloan                    Chief Executive Officer, Chief Financial Officer,
                               President,  Secretary,  Treasurer  and   Director
                               (Principal   Executive  Officer   and   Principal
                               Accounting Officer)

BIOGRAPHY OF KATHY SLOAN

Kathy Sloan, aged 38

Kathy Sloan founded the Company on September 29, 2010, and has acted as its sole officer and director since inception.

Kathy Sloan is a Certified Management Accountant and received this designation in February 2000.

From 2007 to 2008, Kathy worked for Allan Welsh & Company, a public accounting firm in Edmonton, Alberta, where she performed duties such as bookkeeping and financial statement preparation. From 2008 to present, she has worked full-time for Jubilee Farms in Westlock, Alberta, where she has acted as office manager, and performed duties such as financial statement preparation, forecasting, and general human resources.

The Company notes that Ms. Sloan lacks technical training and experience with exploring for, starting, and/or operating a mine; and that with no direct training or experience in these areas, the Company management may not be fully aware of many of the specific requirements related to working within this industry. As such, management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use; and the Company's operations, earnings, and ultimate financial success could suffer due to management's lack of experience in this industry.

2. DIRECTORS

Name                            Position
----                            --------
Kathy Sloan                   Sole Director

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

(All figures are in US dollars)

The following table sets forth the overall compensation earned in the fiscal year that ended August 31, 2012 by (1) each person who served as the principal executive officer of the Company for fiscal year 2011; (2) the Company's most highly compensated executive officers with compensation of $100,000 or more during 2011 fiscal year; and (3) those individuals, if any, who would have otherwise been in included in section (2) above but for the fact that they were not serving as an executive of the Company as of August 31, 2012.

                                                                        Non-Equity      Nonqualified
 Name and                                                               Incentive         Deferred
 Principal        Fiscal                         Stock       Option        Plan         Compensation     All Other
 Position          Year   Salary($)  Bonus($)   Awards($)   Awards($)  Compensation($)   Earnings($)   Compensation($)
 --------          ----   ---------  --------   ---------   ---------  ---------------   -----------   ---------------
Kathy Sloan        2012     Nil       Nil         Nil          Nil           Nil             Nil            Nil
Chief Executive    2011     Nil       Nil         Nil          Nil           Nil             Nil            Nil
Officer, Chief
Financial Officer,
President, Secretary,
Treasurer and
Director (Principal
Executive Officer
and Principal
Accounting Officer)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As August 31, 2012, there were Thirty Million (30,000,000) shares of common stock issued and outstanding.

(1) This table is based on Thirty Million (30,000,000) shares of common stock outstanding

     Name & Address of Owner                 Amount and Nature of
     and Position if Applicable              Beneficial Ownership
     --------------------------              --------------------
     Kathy Sloan                                 10,000,000
     address above
     Chief Executive Officer,
     Chief Financial Officer,
     President, Secretary,
     Treasurer and Director
     (Principal Executive Officer
     and Principal Accounting
     Officer)

     Total Officers, Directors &                 10,000,000
      Significant Shareholders as
      a group

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

TRANSACTIONS WITH MANAGEMENT AND OTHERS

As of the date of this statement, the Company has entered into an agreement whereby it has sold 30,000,000 shares to its founder for total proceeds of $30,000. In addition, in August 2012, the Company received a shareholder loan of $34,960 from its sole director. This payment was made by the Company's sole director, Ms. Sloan, to the Company and is provided interest free. The loan currently remains outstanding as of August 31, 2012.

Outside of the above noted transactions, there are no, and have not been since inception, any other material agreements or proposed transactions, whether direct or indirect, with any of the following:

     *    Any of our directors or officers;
     *    Any nominee for election as a director;
     * The principal security holder(s) identified in the preceding Security Ownership of Certain Beneficial Owners and Management " section; or
     * Any relative or spouse, or relative of such spouse, of the above referenced persons;
     *    Any promoters.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed by the independent registered accountants for the period ended August 31, 2012 and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those period years were as follows: $3,500 for 2011 and $3,500 for 2012.

(2) Audit-Related Fees

The aggregate fees billed in each of the two periods mentioned above for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Dakota's financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3) Tax Fees

The aggregate fees billed in August 31, 2012 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was NIL.

(4) All Other Fees

During the period from inception (September 29, 2010) to August 31, 2012 there were no other fees charged by the principal accountants other than those disclosed in (1) and (3) above.

(5) Audit Committee's Pre-approval Policies

At the present time, there are not sufficient directors, officers and employees involved with Dakota to make any pre-approval policies meaningful. Once Dakota has elected more directors and appointed directors and non-directors to the Audit Committee it will have meetings and function in a meaningful manner.

(6) Audit Hours Incurred

The principal accountants did not spend greater than 50 percent of the hours spent on the accounting by Dakota's internal accountant.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

* The following exhibits are included as part of this Form 10-K or are incorporated by reference to our previous filings:

Exhibit No.                        Description
-----------                        -----------
    3.1        Articles of Incorporation*
    3.2        Bylaws*
   31.1        Rule 13a-14(a) 15(d)-14(a) Certification By Chief Executive
               Officer
   31.2        Certificate Pursuant to 18 U.S.C. Section 1350 as Adopted to
               Section 906 of the Sarbanes-Oxley Act 2002
   32.1        Rule 13a-14(a) 15(d)-14(a) Certification By Chief Financial
               Officer
   32.2        Certificate Pursuant to 18 U.S.C. Section 1350 as Adopted to
               Section 906 of the Sarbanes-Oxley Act 2002

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAKOTA CREEK MINERALS, INC.
     (Registrant)


By: /s/ Kathy Sloan
   ------------------------------
   Kathy Sloan
   Chief Executive Officer,
   President and Director

Date: January 14, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated



By: /s/ Kathy Sloan
   ------------------------------
   Kathy Sloan
   Chief Executive Officer,
   President and Director

Date: January 14, 2013

                 [LETTERHEAD OF DE JOYA GRIFFITH & COMPANY, LLC]



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Dakota Creek Minerals, Inc.

We have audited the accompanying balance sheets of Dakota Creek Minerals, Inc. (An Exploration Stage Company) (the "Company") as of August 31, 2012 and 2011 and the related statements of operations, stockholders' equity, and cash flows for the year ended August 31, 2012 and from inception (September 29, 2010) to August 31, 2011 and from inception (September 29, 2010) to August 31, 2012. Dakota Creek Minerals, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over the financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dakota Creek Minerals, Inc. (A Exploration Stage Company) as of August 31, 2012 and 2011 and the result of its operations and its cash flows for the year ended August 31, 2012 and from inception (September 29, 2010) to August 31, 2011 and from inception (September 29, 2010) to August 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ De Joya Griffith, LLC
----------------------------------
Henderson, Nevada
January 10, 2012

                           Dakota Creek Minerals Inc.
                         (An Exploration Stage Company)
                                 Balance Sheets
                             (Stated in US Dollars)
                                    (Audited)

                                                                   As of                 As of
                                                              August 31, 2012       August 31, 2011
                                                              ---------------       ---------------
                                     Assets

Current assets
  Cash                                                           $ 38,592              $ 13,497
                                                                 --------              --------
Total current assets                                               38,592                13,497
                                                                 --------              --------

Total assets                                                     $ 38,592              $ 13,497
                                                                 ========              ========

                      Liabilities and Stockholder's Equity

Current liabilities
  Loan payable - related party                                   $ 34,960              $     --
  Total current liabilities                                        34,960                    --
                                                                 --------              --------
Total liabilities                                                  34,960                    --
                                                                 --------              --------
Stockholder's Equity
  Common stock, $0.001 par value
   75,000,000 common shares authorized
   30,000,000 shares issued and outstanding                        30,000                30,000
  Deficit accumulated during exploration stage                    (26,368)              (16,503)
  Total stockholder's  equity                                       3,632                13,497
                                                                 --------              --------

Total liabilities and stockholder's equity                       $ 38,592              $ 13,497
                                                                 ========              ========


   The accompanying notes are an integral part of these financial statements.

                           Dakota Creek Minerals Inc.
                         (An Exploration Stage Company)
                            Statements of Operations
                             (Stated in US Dollars)
                                    (Audited)

                                                                         From inception          From inception
                                                       For the        (September 29, 2010)    (September 29, 2010)
                                                     year ending                to                      to
                                                   August 31, 2012       August 31, 2011         August 31, 2012
                                                   ---------------       ---------------         ---------------
Revenue                                             $         --          $         --            $         --
                                                    ------------          ------------            ------------
Expenses
  Impairment loss on mineral claims                           --                15,000                  15,000
  General and administrative expenses                      9,865                 1,503                  11,368
                                                    ------------          ------------            ------------
Total expenses                                             9,865                16,503                  26,368
                                                    ------------          ------------            ------------

Net loss                                            $     (9,865)         $    (16,503)           $    (26,368)
                                                    ============          ============            ============

Basic loss per common share                         $      (0.00)         $      (0.00)
                                                    ------------          ------------

Weighted average number of common shares- basic       30,000,000            30,000,000


   The accompanying notes are an integral part of these financial statements.

                           Dakota Creek Minerals Inc.
                         (An Exploration Stage Company)
                        Statement of Stockholder's Equity
             From inception (September 29, 2010) to August 31, 2012
                             (Stated in US Dollars)
                                    (Audited)

                                                                      Deficit
                                                                    Accumulated
                                            Common Stock              During
                                       ----------------------       Exploration       Total
                                       Shares          Amount          Stage          Equity
                                       ------          ------          -----          ------
Balance at Inception
(September 29, 2010)                        --       $     --       $      --       $      --

Issuance of 30,000,000 shares
at $0.001 per share                 30,000,000         30,000              --          30,000

Net loss for the year ended
August 31, 2011                             --             --         (16,503)        (16,503)
                                    ----------       --------       ---------       ---------

Balance, August 31, 2011            30,000,000         30,000         (16,503)         13,497

Net loss for the year ended
August 31, 2012                             --             --          (9,865)         (9,865)
                                    ----------       --------       ---------       ---------

Balance, August 31, 2012            30,000,000       $ 30,000       $ (26,368)      $   3,632
                                    ==========       ========       =========       =========


   The accompanying notes are an integral part of these financial statements.

                           Dakota Creek Minerals Inc.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                             (Stated in US Dollars)
                                    (Audited)

                                                                                                From inception
                                                      For the               For the          (September 29, 2010)
                                                    year ending           year ending                 to
                                                  August 31, 2012       August 31, 2011         August 31, 2012
                                                  ---------------       ---------------         ---------------
OPERATING ACTIVITIES
  Net loss                                           $ (9,865)             $(16,503)               $(26,368)
  Adjustment to reconcile net loss to net
   cash used in operating activites
     Impairment loss of mineral claims                     --                15,000                  15,000
                                                     --------              --------                --------
NET CASH USED IN OPERATING ACTIVITIES                  (9,865)               (1,503)                (11,368)

INVESTING ACTIVITIES
  Purchase of mineral claim                                --               (15,000)                (15,000)
                                                     --------              --------                --------
NET CASH USED IN INVESTING ACTIVITIES                      --               (15,000)                (15,000)

FINANCING ACTIVITIES
  Proceed from loan payable - related party            34,960                    --                  34,960
  Proceeds from share issuances                            --                30,000                  30,000
                                                     --------              --------                --------
NET CASH PROVIDED BY FINANCING ACTIVITIES              34,960                30,000                  64,960

NET INCREASE IN CASH                                   25,095                13,497                  38,592

Cash at beginning of period                            13,497                    --                      --
                                                     --------              --------                --------

CASH AT END OF PERIOD                                $ 38,592              $ 13,497                $ 38,592
                                                     ========              ========                ========


   The accompanying notes are an integral part of these financial statements.

                           Dakota Creek Minerals Inc.
                         (An Exploration Stage Company)
                      Notes to Audited Financial Statements


1. ORGANIZATION

The Company was incorporated under the laws of the state of Nevada on September 29, 2010, with 75,000,000 authorized common shares with a par value of $0.001.

The company was organized for the purpose of acquiring and exploring mineral claims. The company acquired a mineral claim with unknown reserves. The company does not presently have any operations and is considered to be in the exploration stage.

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The Company does not have sufficient working capital for its planned activity, and to service its debt, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the company has developed a strategy which it believes will accomplish this objective through short term loans from an officer-director, and additional equity investments, which will enable the company to continue operations for the coming year. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. However, the Company is in the exploration stage and, accordingly, has not generated revenues from operations. As shown on the accompanying financial statements, the Company has incurred a net loss of $26,368 for the period since inception (September 29, 2010) to August 31, 2012. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The company recognizes income and expenses based on the accrual method of accounting. The Basis is United States generally accepted accounting principles.

Income Tax

The company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to be reverse. An allowance against deferred tax assets is recorded, when it is more likely than not that such tax benefits will not be realized.

On August 31, 2012 and August 31, 2011, the company had a net operating loss available for carry forward of $11,368 and $1,503 respectively.

                           Dakota Creek Minerals Inc.
                         (An Exploration Stage Company)
                      Notes to Audited Financial Statements


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Earnings per share

The Company follows ASC Topic 260 to account for the earnings per share. Basic earnings per common share ("EPS") calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

Cash & Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Revenue Recognition

Revenue is recognized on the sale and delivery of a product or the completion of a service provided. The Company currently has no revenue to date.

Advertising and Market Development

The company expenses advertising and market development costs as research data expenses.

Impairment of Long-Lived Assets

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under FASB ASC 360-10-35-17 if events or circumstances indicate that their carrying amount might not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules of FASB ASC 930-360-35, Asset Impairment, and 360-10 through 15-5, Impairment or Disposal of Long-Lived Assets.

Environmental Requirements

At the report date, environmental requirements related to a formally held mineral claim are unknown and therefore any estimate of future costs cannot be made.

Mineral Property Acquisitions Costs

Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. If the Company does not continue with exploration after the completion of the feasibility study, the mineral rights will be expensed at that time. Costs of abandoned projects are charged to mining costs including related property and equipment costs. To determine if these costs are in excess of their recoverable

                           Dakota Creek Minerals Inc.
                         (An Exploration Stage Company)
                      Notes to Audited Financial Statements


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

amount periodic evaluation of carrying value of capitalized costs and any related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with FASB Accounting Standards Codification (ASC) 360-10-35-15, Impairment or Disposal of Long-Lived Assets.

Various factors could impact our ability to achieve forecasted production schedules. Additionally, commodity prices, capital expenditure requirements and reclamation costs could differ from the assumptions the Company may use in cash flow models from exploration stage mineral interests. This, however, involves further risks in addition to those factors applicable to mineral interests where proven and proven and probable reserves have been identified, due to the lower level of confidence that the identified mineralized material can ultimately be mined economically.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

Stock-based compensation
The Company records stock based compensation in accordance with the guidance in ASC Topic 505 and 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards. This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 718-10 and the conclusions reached by the FASB ASC 505-50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2012 and 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Level 1: The preferred inputs to valuation efforts are "quoted prices in active markets for identical assets or liabilities," with the caveat that the reporting entity must have access to that market. Information at this level is

                           Dakota Creek Minerals Inc.
                         (An Exploration Stage Company)
                      Notes to Audited Financial Statements


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

based on direct observations of transactions involving the same assets and liabilities, not assumptions, and thus offers superior reliability. However, relatively few items, especially physical assets, actually trade in active markets.

Level 2: FASB acknowledged that active markets for identical assets and liabilities are relatively uncommon and, even when they do exist, they may be too thin to provide reliable information. To deal with this shortage of direct data, the board provided a second level of inputs that can be applied in three situations.

Level 3: If inputs from levels 1 and 2 are not available, FASB acknowledges that fair value measures of many assets and liabilities are less precise. The board describes Level 3 inputs as "unobservable," and limits their use by saying they "shall be used to measure fair value to the extent that observable inputs are not available." This category allows "for situations in which there is little, if any, market activity for the asset or liability at the measurement date". Earlier in the standard, FASB explains that "observable inputs" are gathered from sources other than the reporting company and that they are expected to reflect assumptions made by market participants.

Recent Accounting Pronouncements

he Company's management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company's financial position and results of operations.

4. ACQUISITION OF A MINERAL CLAIM

During 2010 the company acquired mineral claims for $15,000 known as the Venus Property.

The Venus Molybdenum Property is located approximately 35 kilometers north of Vancouver BC, and about 2 kilometers north of the community of Britannia Beach, BC. The property is crossed by Highway 99, "The Sea to Sky Highway" and the CN Railroad.

The Venus Molybdenum Property comprises one mineral claim totaling 62.12 hectares in area. The Venus molybdenum occurrence was discovered in the late 1960's and developed by a company known as Squamish Silica and Stone Co. Ltd. The occurrence is located about 250 meters northwest of Highway 99.

The acquisitions costs were impaired and expensed during 2011 because there had been no exploration activities nor had there been any reserves established and we could not project any future cash flows or salvage value and the acquisition costs were not recoverable.

5. CAPITAL STOCK

The authorized capital of the Company is 75,000,000 common shares with a par value of $ 0.001 per share.

On November 1, 2010, the company issued 30,000,000 private placement common shares to its founder for cash of $30,000.

There are no further issuances as at August 31, 2012.

                           Dakota Creek Minerals Inc.
                         (An Exploration Stage Company)
                      Notes to Audited Financial Statements


6. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors have acquired 100% of the outstanding common capital stock of the company. The company entered into an unsecured loan with a shareholder for $34,960 in August 2012.

7. INCOME TAXES

For the year ended August 31, 2012 and from inception (September 29, 2010) to August 31, 2011, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At August 31, 2012, the Company had approximately $11,368 of federal and state net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2031. The provision for income taxes consisted of the following components as of August 31, 2012 and 2011:

Components of net deferred tax assets, including a valuation allowance, are as follows for the years ended August 31 2012 and from inception (September 29, 2010) to August 31, 2011

                                                     August 31, 2012        August 31, 2011
                                                     ---------------        ---------------
Deferred tax assets:
  Net operating loss carry forwards                     $ 26,368               $ 16,503
  Less: Impairment of mineral rights                    $(15,000)              $(15,000)
                                                        --------               --------
Net operating loss available for carry forward          $ 11,368               $  1,503
                                                        --------               --------

Deferred tax asset                                      $  3,979               $    526
Valuation allowance                                     $ (3,979)              $   (526)
                                                        --------               --------
Total deferred tax assets                               $     --               $     --
                                                        ========               ========


The valuation allowance for deferred tax assets for the years ended August 31, 2012 and 2011 was $3,979 and $526 . In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of August 31, 2012 and from inception (September 29, 2010) to August 31, 2011 and recorded a full valuation allowance.

8. SUBSEQUENT EVENTS

There are no subsequent events to report.