Form 10-Q
period 2012-11-30
Dakota Creek Minerals Inc.
filed 2013-02-27
CIK 1507196

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                For the quarterly period ended November 30, 2012

[ ] Transition report under Section 13 or 15(d) of the Exchange Act.

             For the transition period from __________ to __________

                        Commission File Number: 000-54846


                           DAKOTA CREEK MINERALS INC.
             (Exact name of Registrant as specified in its charter)

            Nevada                                               99-1720516
  (State or other jurisdiction                                 (I.R.S.Employer
of incorporation or organization)                            Identification No.)

                                 10019-107 Ave.
                           Westlock, Alberta, T7P 2C8
                    (Address of principal executive offices)

              (Registrant's telephone number, including area code)

       (Former Name, Address and Fiscal Year, If Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [ ] NO [X]

We had a total of 30,000,000 shares of common stock issued and outstanding at February 26, 2013.

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                Table of Contents
                           Dakota Creek Minerals Inc.
                         (An Exploration Stage Company)
                               Index to Form 10-Q
                For the Quarterly Period Ended November 30, 2012

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS................................................. 3

ITEM 2.  MANAGEMENT`S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS................................................12

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........14

ITEM 4.  CONTROLS AND PROCEDURES..............................................14

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS....................................................15

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS............................15

ITEM 4.  MINE SAFETY DISCLOSURES..............................................16

ITEM 4A. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................16

ITEM 5.  OTHER INFORMATION....................................................16

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................16

SIGNATURES....................................................................17

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the periods presented. Because of the nature of our business, the results of operations for the quarterly period ended November 30, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year.

                           Dakota Creek Minerals Inc.
                         (An Exploration Stage Company)
                                 Balance Sheets
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                       As of             As of
                                                                    November 30,       August 31,
                                                                       2012               2012
                                                                     --------           --------
                                      ASSETS

CURRENT ASSETS
  Cash                                                               $ 38,592           $ 38,592
                                                                     --------           --------
TOTAL CURRENT ASSETS                                                   38,592             38,592
                                                                     --------           --------

TOTAL ASSETS                                                         $ 38,592           $ 38,592
                                                                     ========           ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Convertible loan payable - related party                           $ 34,960           $ 34,960
                                                                     --------           --------
TOTAL CURRENT LIABILITIES                                              34,960             34,960
                                                                     --------           --------
TOTAL LIABILITIES                                                      34,960             34,960
                                                                     --------           --------
STOCKHOLDERS' DEFICIT
  Common stock, $0.001 par value
    75,000,000 common shares authorized
    30,000,000 shares issued and outstanding                           30,000             30,000
   Deficit accumulated during exploration stage                       (26,368)           (26,368)
                                                                     --------           --------
TOTAL STOCKHOLDERS' EQUITY                                              3,632              3,632
                                                                     --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 38,592           $ 38,592
                                                                     ========           ========


                 The accompanying notes are an integral part of
                          these financial statements.

                           Dakota Creek Minerals Inc.
                         (An Exploration Stage Company)
                            Statements of Operations
                             (Stated in US Dollars)
                                   (Unaudited)

                                                        For the           For the       Since inception
                                                      Three Months      Three Months  (September 29, 2010)
                                                         Ending            Ending              to
                                                      November 30,      November 30,      November 30,
                                                          2012              2011              2012
                                                      ------------      ------------      ------------
REVENUE                                               $         --      $         --      $         --
                                                      ------------      ------------      ------------
EXPENSES
  Impairment loss on mineral claims                             --                --            15,000
  General and administrative expenses                           --                --            11,368
                                                      ------------      ------------      ------------
TOTAL EXPENSES                                                  --                --            26,368

Net loss from operations                                        --                --           (26,368)
                                                      ------------      ------------      ------------

NET LOSS                                              $         --      $         --      $    (26,368)
                                                      ============      ============      ============

BASIC LOSS PER COMMON SHARE                           $         --      $         --
                                                      ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES - BASIC        30,000,000        30,000,000
                                                      ============      ============


                 The accompanying notes are an integral part of
                          these financial statements.

                           Dakota Creek Minerals Inc.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                             (Stated in US Dollars)
                                   (Unaudited)

                                                   For the           For the          Since inception
                                                 Three Months      Three Months    (September 29, 2010)
                                                    ending            ending                to
                                                 November 30,      November 30,         November 30,
                                                     2012              2011                2012
                                                   --------          --------            --------
OPERATING ACTIVITIES
  Net loss                                         $     --          $     --            $(26,368)
  Impairment loss of mineral claims                      --                --              15,000
                                                   --------          --------            --------
NET CASH USED IN OPERATING ACTIVITIES                    --                --             (11,368)

INVESTING ACTIVITIES
  Purchase of mineral claim                              --                --             (15,000)
                                                   --------          --------            --------
NET CASH USED IN INVESTING ACTIVITIES                    --                --             (15,000)

FINANCING ACTIVITIES
  Increase in line of credit                             --                --              34,960
  Proceeds from share issuances                          --                --              30,000
                                                   --------          --------            --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                --                --              64,960
                                                   --------          --------            --------

NET INCREASE IN CASH                                     --                --              38,592
Cash at beginning of period                          38,592            13,497                  --
                                                   --------          --------            --------

CASH AT END OF PERIOD                              $ 38,592          $ 13,497            $ 38,592
                                                   ========          ========            ========


                 The accompanying notes are an integral part of
                          these financial statements.

                           Dakota Creek Minerals Inc.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                   (Unaudited)


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

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have a sufficient working capital for its planned activity, and to service its debt, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy which it believes will accomplish this objective through short term loans from an officer-director, and additional equity investments, which will enable the Company to continue operations for the coming year. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. However, the Company is in the exploration stage and, accordingly, has not generated revenues from operations. As shown on the accompanying financial statements, the Company has incurred a net loss of $26,368 for the period since inception (September 29, 2010) to November 30, 2012. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

                           Dakota Creek Minerals Inc.
                         (An Exploration Stage Company)
                       Notes to the Financial Statements
                                  (Unaudited)


On November 30, 2012 and November 30, 2011, the Company had a net operating loss available for carry forward of $26,368 and $16,503 respectively.

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes ant dilutive and then only the basic per share amounts are presented. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per common share.

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

                           Dakota Creek Minerals Inc.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                   (Unaudited)


Mineral Property Acquisitions Costs (Continued)

Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. If the Company does not continue with exploration after the completion of the feasibility study, the mineral rights will be expensed at that time. Costs of abandoned projects are charged to mining costs including related property and equipment costs. To determine if these costs are in excess of their recoverable amount periodic evaluation of carrying value of capitalized costs and any related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with FASB Accounting Standards Codification (ASC) 360-10-35-15, Impairment or Disposal of Long-Lived Assets.

Various factors could impact our ability to achieve forecasted production schedules. Additionally, commodity prices, capital expenditure requirements and reclamation costs could differ from the assumptions the Company may use in cash flow models from exploration stage mineral interests. This, however, involves further risks in addition to those factors applicable to mineral interests where proven and probable reserves have been identified, due to the lower level of confidence that the identified mineralized material can ultimately be mined economically.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2012 and 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

                           Dakota Creek Minerals Inc.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                   (Unaudited)


Fair value of financial instruments (Continued)

Level 1: The preferred inputs to valuation efforts are "quoted prices in active markets for identical assets or liabilities," with the caveat that the reporting entity must have access to that market. Information at this level is based on direct observations of transactions involving the same assets and liabilities, not assumptions, and thus offers superior reliability. However, relatively few items, especially physical assets, actually trade in active markets.

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

Recent Accounting Pronouncements

The Company has evaluated the recent accounting pronouncements and believes that none of them will have a material effect on the Company's financial statements.

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

The acquisitions costs have been impaired and expensed during 2011 because there had been no exploration activities nor had there been any reserves established and we could not project any future cash flows or salvage value and the acquisition costs were not recoverable. Please see ASC Topic 360 for Plant, Property, and Equipment and management analysis of Impairment.

                           Dakota Creek Minerals Inc.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                   (Unaudited)


5. CAPITAL STOCK

The authorized capital of the Company is 75,000,000 common shares with a par value of $ 0.001 per share.

On November 1, 2010, the Company issued 30,000,000 private placement common shares to its founder for cash of $30,000.

There are no further issuances as at November 30, 2012.

6. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

In August 2012, the Company received an advance from its Director and officer for $34,960. The advance is without interest and there are no terms of repayment.

7. SUBSEQUENT EVENT

There is no subsequent event to note.

ITEM 2. MANAGEMENT`S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

OVERVIEW

Dakota Creek Minerals Inc. was incorporated in the State of Nevada as a for-profit Company on September 29, 2010. The Company was organized for the purpose of acquiring and exploring mineral claims. The Company acquired a mineral claim with unknown reserves. The Company does not presently have any operations and is considered to be in the exploration stage.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2012 AND 2011 AND FROM INCEPTION (SEPTEMBER 29, 2010) THROUGH NOVEMBER 30, 2012

We earned no revenues since our inception on September 29, 2010 through November 30, 2012. We do not anticipate earning any significant revenues within the next 12 months, and can provide no assurance that we will be successful in developing any products.

For the period from inception through November 30, 2012, we generated no income. Since our inception on September 29, 2010 through November 30, 2012, we experienced a net loss of $26,368. Our loss was attributed to organizational expenses, audit and legal fees.

For the three months ending November 30, 2012, we experienced a net loss of $0 as compared to a net loss of $0 for the same period last year. We anticipate our operating expenses will increase as we enhance our operations. The increase will be attributed to professional fees to be incurred in connection with maintaining our fully reporting requirements with the U. S. Securities and Exchange Commission and building the infrastructure of our business operations.

In our August 31, 2012 year-end financials, our auditor issued an opinion that our financial condition raises substantial doubt about the Company's ability to continue as a going concern.

REVENUES

The Company has not yet generated any revenue from its operations. The Company does not plan on generating any revenue in the next 12 months.

PLAN OF OPERATION

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

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have a sufficient working capital for its planned activity, and to service its debt, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy which it believes will accomplish this objective through short term loans from an officer-director, and additional equity investments, which will enable the Company to continue operations for the coming year. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. However, the Company is in the exploration stage and, accordingly, has not generated revenues from operations. As shown on the accompanying financial statements, the Company has incurred a net loss of $26,368 for the period since inception (September 29, 2010) to November 30, 2012. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

"Our balance sheet as of November 30, 2012 reflects $38,592 in current assets and $0 current liabilities. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing.

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a going concern it will need to find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, or at all.

Our sole officer/director has agreed to contribute funds to the operations of the Company, in order to keep it fully reporting for the next twelve (12) months, without seeking reimbursement for funds contributed.

As a result of the Company's current limited available cash, no officer or director received compensation through the quarter ended November 30, 2012. The Company has no employment agreements in place with its officers.

OFF BALANCE SHEET ARRANGMENT

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of November 30, 2012 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as November 30, 2012 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and
(4) above did not affect the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can affect the Company's results and its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and
ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the Company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 4A. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the period ending November 30, 2012.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number               Description of Exhibit
--------------               ----------------------
    3.1             Articles of Incorporation (1)

    3.2             Bylaws (1)

    31.1 Certification by Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

    32.1 Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith

----------
(1)  Filed with the SEC as an exhibit to our Form S-1 Registration Statement.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 26, 2013


By: /s/ Kathy Sloan
    ---------------------------------
    Kathy Sloan
    Chief Executive Officer, Chief
    Financial Officer, President,
    Secretary, Treasurer and Director
    (Principal Executive Officer and
    Principal Accounting Officer)