Form 10-Q
period 2013-02-28
Dakota Creek Minerals Inc.
filed 2014-02-27
CIK 1507196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 000-54846

DAKOTA CREEK MINERALS INC.
(Exact name of registrant as specified in its charter)

Nevada	99-1720516
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3300S 14st Suite 305 Abilene, Texas	79605
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ X ] YES [ ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Table of Contents

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
[ ] YES [ X ] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 30,000,000 common shares issued and outstanding as of February 15, 2014

Table of Contents	2

Table of Contents	3

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited interim financial statements for the three month period ended February 28, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Table of Contents	4

Dakota Creek Minerals, Inc.
Balance Sheets (Unaudited)
	February 28,	August 31,
	2013	2012
ASSETS
CURRENT ASSETS
Cash	$38,592	$38,592
Total Current Assets	—	—
	$38,592	$38,592

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Convertible loan payable – related party	$34,960	$34,960
TOTAL CURRENT LIABILITIES	34,960	34,960

STOCKHOLDERS' EQUITY
Common stock,	30,000	30,000
Authorized - 75,000,000 $0.001 par value common shares
Issued – 30,000,000 as of February 28, 2013 and August 31, 2012
Deficit accumulated during the pre-exploration stage	(26,368)	(26,368)
TOTAL STOCKHOLDERS' EQUITY	(3,632)	(3,632)
	$38,592	$38,592

See Accompanying Notes to Unaudited Financial Statements

Table of Contents	5

Dakota Creek Minerals Inc.
Unaudited Statements of Operations
	Three months ended February 28		Six months ended February 28		Cumulative from Date of Inception on November 17, 2003 to
	2013	2012	2013	2012	28-Feb-13
REVENUES	$—	$—	$—	$—	$—

OPERATING EXPENSES
Impairment loss on mineral claim acquisition	—	—	—	—	15,000
General and administrative expenses	—	—	—	—	11,368
Total Operating Expenses	—	—	—	—	26,368

INCOME (LOSS( BEFORE INCOME TAXES	—	—	—	—	(26,368)

PROVISION FOR INCOME TAXES	—	—	—	—	—

NET INCOME (LOSS)	$—	$—	$—	$—	$(26,368)

NET INCOME (LOSS) PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	30,000,000	30,000,000	30,000,000	30,000,000
(Basic and Fully Diluted)

See Accompanying Notes to Unaudited Financial Statements

Table of Contents	6

Dakota Creek Minerals Inc.
Unaudited Statements of Cash Flows
	Six months Ended		Cumulative from Date of Inception on November 17, 2003 to
	28-Feb-13	28-Feb-12	28-Feb-13
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$—	$—	$(26,368)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Impairment loss on mineral claim acquisition	—	—	15,000
Net Cash Provided (Used) by Operating Activities	—	—	(11,368)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral claim	—	—	(15,000)
Net Cash Provided (Used) by Investing Activities	—	—	(15,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	—	*	34,960
Issuance of Capital Stock for cash	—	—	30,000
Net Cash Provided (Used) by Financing Activities	—	—	64,960
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	—
CASH AND CASH EQUIVALENTS
Beginning	—	—	—
Ending	$—	$—	$—

See Accompanying Notes to Unaudited Financial Statements

Table of Contents	7

Dakota Creek Minerals Inc.

Notes to Unaudited Financial Statements
For the Six Months Ended February 28, 2013
(Expressed in U.S. Dollars)

1. INCORPORATION AND OPERATING ACTIVITIES

The Company was incorporated under the laws of the State of Nevada on September 29, 2010 with authorized capital stock of 75,000,000 shares at $0.001 par value.

The Company was organized for the purpose of acquiring and developing mineral properties.  At the report date mineral claims, with unknown reserves, had been acquired.  The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the exploration stage and is considered to be in the pre-exploration stage

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Net Loss Per Share

Basic net loss per share amounts are computed based on the weighted average number of shares actually outstanding.   Diluted net loss per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes anti-dilutive and then the basic and diluted per share amounts are the same. As of February 28, 2013 and 2012, no such common equivalent shares were excluded from net income (loss) per share.

Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to be reversed. An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

Year Ended	Estimated NOL Carry-Forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit
2011	16,503	2031	4,511	(5,611)	—
2012	9,865	2032	3,354	(3,354)	—

	$26,368		$7,865	$(7,865)	$—

Table of Contents	8

The total valuation allowance as of August 31, 2012 was $7,865, which increased by $3,354 for the year ended August 31, 2012.

As of August 31, 2012 and 2011, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended August 31, 2012 and 2011and no interest or penalties have been accrued as of August 31, 2012 and 2011. As of August 31, 2012 and 2011, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2011 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

Impairment of Long-lived Assets

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  The assets are subject to impairment consideration under ASC 360-10-35-17 if events or circumstances indicate that their carrying amounts might not be recoverable.   When the Company determines that an impairment analysis should be done, the analysis will be performed using rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

Foreign Currency Translations

The books of the Company are maintained in United States dollars and this is the Company’s functional and reporting currency. Transactions denominated in other than the United States dollar are translated as follows with the related transaction gains and losses being recorded in the Statement of Operations:

Monetary items are recorded at the rate of exchange prevailing as at the balance sheet date;

Non-Monetary items including equity are recorded at the historical rate of exchange; and

Revenues and expenses are recorded at the period average in which the transaction occurred.

Investments

Investments in companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors, including, among others, ownership level. Under the equity method of accounting, an investee company’s accounts are not reflected within the Company’s Balance Sheets and Statements of Operations; however, the Company’s share of the earnings or losses of the investee company is reflected in the Company’s Statements of Operations and the Company’s carrying value in an equity method investee company is reflected in the Company’s Balance Sheets. The Company evaluates these investments for other-than-temporary declines in value each quarterly period. Any impairment found to be other than temporary would be recorded through a charge to earnings.

Revenue Recognition

Revenue from the sale of minerals will be recognized when a contract is in place and minerals are delivered to the customer.

Table of Contents	9

Mineral claim acquisition and exploration costs

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

Advertising and Market Development

The company expenses advertising and market development costs as incurred.

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their fair value due to their short term maturities.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with general accepted accounting principles.  Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.   Actual results could vary from the estimates that were assumed in preparing these financial statements.

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Environmental Requirements

At the report date environmental requirements related to the mineral claim acquired are unknown and therefore any estimate of any future cost cannot be made.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3. ACQUISITION OF MINERAL CLAIM

During 2010 the Company acquired mineral claims for $15,000 known as the Venus Property.

Table of Contents	10

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

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

In August 2012, the Company received an advance from its Director and officer for $34,960. The advance is without interest and there are no terms of repayment.

5. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have a sufficient working capital for its planned activity, and to service its debt, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy which it believes will accomplish this objective through short term loans from an officer-director, and additional equity investments, which will enable the Company to continue operations for the coming year. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. However, the Company is in the exploration stage and, accordingly, has not generated revenues from operations. As shown on the accompanying financial statements, the Company has incurred a net loss of $26,368 for the period since inception (September 29, 2010) to February 28, 2013. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Table of Contents	11

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED FEBRUARY 28, 2013 AND 2012 AND

FROM INCEPTION (SEPTEMBER 29, 2010) THROUGH FEBRUARY 28, 2013

We earned no revenues since our inception on September 29, 2010 through February 28, 2013. We do not anticipate earning any significant revenues within the next 12 months, and can provide no assurance that we will be successful in developing any products.

For the period from inception through February 28, 2013, we generated no income. Since our inception on September 29, 2010 through February 28, 2013, we experienced a net loss of $26,368. Our loss was attributed to organizational expenses, audit and legal fees.

For the three and six months ending February 28, 2013, we experienced a net loss of $0 as compared to a net loss of $0 for the same period last year. We anticipate our operating expenses will increase as we enhance our operations. The increase will be attributed to professional fees to be incurred in connection with maintaining our fully reporting requirements with the U. S. Securities and Exchange Commission and building the infrastructure of our business operations.

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

Table of Contents	12

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have a sufficient working capital for its planned activity, and to service its debt, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy which it believes will accomplish this objective through short term loans from an officer-director, and additional equity investments, which will enable the Company to continue operations for the coming year. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. However, the Company is in the exploration stage and, accordingly, has not generated revenues from operations. As shown on the accompanying financial statements, the Company has incurred a net loss of $26,368 for the period since inception (September 29, 2010) to February 28, 2013. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

"Our balance sheet as of February 28, 2013 reflects $38,592 in current assets and $0 current liabilities. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

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

As a result of the Company's current limited available cash, no officer or director received compensation through the quarter ended February 28, 2013. The Company has no employment agreements in place with its officers.

OFF BALANCE SHEET ARRANGEMENT

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

Table of Contents	13

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

As of February 28, 2013 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as February 28, 2013 and communicated the matters to our management.

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

Table of Contents	14

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 4A. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the period ending February 28, 2013.

ITEM 5. OTHER INFORMATION

None.

Table of Contents	15

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Certification by Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
32.1	Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith

----------

(1)	Filed with the SEC as an exhibit to our Form S-1 Registration Statement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAKOTA CREEK MINERALS INC.

By:	/s/ Chris Tesarski

(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
February 21, 2014

Table of Contents	16