Form 10-Q
period 2013-05-31
Dakota Creek Minerals Inc.
filed 2014-02-27
CIK 1507196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

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

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited interim financial statements for the three month period ended May 31, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Table of Contents	4

Dakota Creek Minerals, Inc.
Balance Sheets (Unaudited)
	May 31,	August 31,
	2013	2012
ASSETS
CURRENT ASSETS
Cash	$38,592	$38,592
Total Current Assets	—	—
	$38,592	$38,592

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Convertible loan payable – related party	$34,960	$34,960
TOTAL CURRENT LIABILITIES	34,960	34,960

STOCKHOLDERS' EQUITY
Common stock,	30,000	30,000
Authorized - 75,000,000 $0.001 par value common shares
Issued – 30,000,000 as of May 31, 2013 and August 31, 2012.
Deficit accumulated during the pre-exploration stage	(26,368)	(26,368)
TOTAL STOCKHOLDERS' EQUITY	(3,632)	(3,632)
	$38,592	$38,592

See Accompanying Notes to Unaudited Financial Statements

Table of Contents	5

Dakota Creek Minerals Inc.
Unaudited Statements of Operations
	Three months ended May 31		Nine months ended May 31		Cumulative from Date of Inception on November 17, 2003 to
	2013	2012	2013	2012	31-May-13
REVENUES	$—	$—	$—	$—	$—

OPERATING EXPENSES
Impairment loss on mineral claim acquisition	—	—	—	—	15,000
General and administrative expenses	—	—	—	—	11,368
Total Operating Expenses	—	—	—	—	26,368

INCOME (LOSS( BEFORE INCOME TAXES	—	—	—	—	(26,368)

PROVISION FOR INCOME TAXES	—	—	—	—	—

NET INCOME (LOSS)	$—	$—	$—	$—	$(26,368)

NET INCOME (LOSS) PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	30,000,000	30,000,000	30,000,000	30,000,000
(Basic and Fully Diluted)

See Accompanying Notes to Unaudited Financial Statements

Table of Contents	6

Dakota Creek Minerals Inc.
Unaudited Statements of Cash Flows
	Nine months Ended		Cumulative from Date of Inception on November 17, 2003 to
	31-May-13	31-May-12	31-May-13
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$—	$—	$(26,368)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Impairment loss on mineral claim acquisition	—	—	15,000
Net Cash Provided (Used) by Operating Activities	—	—	(11,368)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral claim	—	—	(15,000)
Net Cash Provided (Used) by Investing Activities	—	—	(15,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	—	*	34,960
Issuance of Capital Stock for cash	—	—	30,000
Net Cash Provided (Used) by Financing Activities	—	—	64,960
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	—
CASH AND CASH EQUIVALENTS
Beginning	—	—	—
Ending	$—	$—	$—

See Accompanying Notes to Unaudited Financial Statements

Table of Contents	7

Dakota Creek Minerals Inc.

Notes to Unaudited Financial Statements
For the Nine Months Ended May 31, 2013
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

Basic and Diluted Net Loss Per Share

Basic net loss per share amounts are computed based on the weighted average number of shares actually outstanding.   Diluted net loss per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes anti-dilutive and then the basic and diluted per share amounts are the same. As of May 31, 2013 and 2012, no such common equivalent shares were excluded from net income (loss) per share.

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

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy which it believes will accomplish this objective through short term loans from an officer-director, and additional equity investments, which will enable the Company to continue operations for the coming year. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. However, the Company is in the exploration stage and, accordingly, has not generated revenues from operations. As shown on the accompanying financial statements, the Company has incurred a net loss of $26,368 for the period since inception (September 29, 2010) to May 31, 2013. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MAY 31, 2013 AND 2012 AND

FROM INCEPTION (SEPTEMBER 29, 2010) THROUGH MAY 31, 2013

We earned no revenues since our inception on September 29, 2010 through May 31, 2013. We do not anticipate earning any significant revenues within the next 12 months, and can provide no assurance that we will be successful in developing any products.

For the period from inception through May 31, 2013, we generated no income. Since our inception on September 29, 2010 through May 31, 2013, we experienced a net loss of $26,368. Our loss was attributed to organizational expenses, audit and legal fees.

For the three and nine months ending May 31, 2013, we experienced a net loss of $0 as compared to a net loss of $0 for the same period last year. We anticipate our operating expenses will increase as we enhance our operations. The increase will be attributed to professional fees to be incurred in connection with maintaining our fully reporting requirements with the U. S. Securities and Exchange Commission and building the infrastructure of our business operations.

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

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy which it believes will accomplish this objective through short term loans from an officer-director, and additional equity investments, which will enable the Company to continue operations for the coming year. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. However, the Company is in the exploration stage and, accordingly, has not generated revenues from operations. As shown on the accompanying financial statements, the Company has incurred a net loss of $26,368 for the period since inception (September 29, 2010) to May 31, 2013. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

"Our balance sheet as of May 31, 2013 reflects $38,592 in current assets and $0 current liabilities. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

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

As a result of the Company's current limited available cash, no officer or director received compensation through the quarter ended May 31, 2013. The Company has no employment agreements in place with its officers.

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

As of May 31, 2013 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as May 31, 2013 and communicated the matters to our management.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 4A. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the period ending May 31, 2013.

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