Form 10-K
period 2013-08-31
Dakota Creek Minerals Inc.
filed 2014-02-27
CIK 1507196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2013

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____ COMMISSION FILE NUMBER 333-178615

DAKOTA CREEK MINERALS INC.

 (Exact name of registrant as specified in its charter)

NEVADA	99-1720516
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

3300S 14st Suite 305 Abilene, Texas	97605
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:	NONE.
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $0.001 Par Value Per Share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.  [  ] Yes   [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  [  ] Yes   [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. [X]  Yes    [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Table of Contents	1

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  Non Applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of February 21, 2014, the Registrant had 30,000,000 shares of common

Table of Contents	2

Table of Contents	3

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

Our offices are located at: 3300S 14st Suite 305 Abilene, Texas 97605

Presently our outstanding share capital is 30,000,000 common shares. We have no other type of shares either authorized or issued.

We have cash as at August 31, 2013 of $38,592 and have liabilities of $34,960. Since our inception we have incurred accumulated losses of $26,368. It is extremely unlikely we will earn any revenue for a minimum of 5 years. We do not have any employees either full or part time. Our director is employed as a contractor.

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

Table of Contents	4

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

ITEM 1A. RISK FACTORS

RISKS ASSOCIATED WITH OUR COMPANY:

THE COMPANY HAS NEVER EARNED A PROFIT AND WE ARE CURRENTLY OPERATING UNDER A NET LOSS. THERE IS NO GUARANTEE THAT WE WILL EVER EARN A PROFIT.

Since inception (September 29, 2010) to the period ended on August 31, 2013 the Company has not generated any revenue. Rather, the Company incurred a net loss of $26,368 since inception (September 29, 2010) through August 31, 2013. The Company does not currently have any revenue producing operations. The Company is currently not operating profitably, and it should be anticipated that it will operate at a loss at least until such time when the production stage is achieved, if production is, in fact, ever achieved.

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

We have no operating history and have not proved we can operate successfully. We face all of the risks inherent in a new business. If we fail, your investment in our common stock will become worthless. From inception (September 29, 2010) to the period ended on August 31, 2013, we incurred a net loss of $26,368 and did not earn any revenue. The Company does not currently have any revenue producing operations.

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

Table of Contents	5

WE ARE CONTROLLED BY CHRIS TESARSKI, OUR SOLE EXECUTIVE OFFICER AND DIRECTOR, AND, AS SUCH, YOU MAY HAVE NO EFFECTIVE VOICE IN OUR MANAGEMENT.

Chris Tesarski, our sole Executive Officer Director, beneficially owns a significant interest in our issued and outstanding common stock. Mr. Tesarski may exercise control over all matters requiring stockholder approval, including the possible election of additional directors and approval of significant corporate transactions. If you purchase shares of our common stock, you may have no effective voice in our management.

WE ARE SOLELY GOVERNED BY CHRIS TESARSKI, OUR SOLE EXECUTIVE OFFICER AND DIRECTOR, AND, AS SUCH, THERE MAY BE SIGNIFICANT RISK TO THE COMPANY OF A CONFLICT OF INTEREST.

Chris Tesarski, our sole Executive Officer and Director, makes decisions such as the approval of related party transactions, the compensation of Executive Officers, and the overseeing of the accounting function. There will be no segregation of executive duties and there may not be effective disclosure and accounting controls to comply with applicable laws and regulations, which could result in fines, penalties and assessments against us. Accordingly, the inherent controls that arise from the segregation of executive duties may not prevail. In addition, Mr. Tesarski will exercise full control over all matters that typically require the approval of a Board of Directors. Mr. Tesarski's actions are not subject to the review and approval of a Board of Directors and, as such, there may be significant risk to the Company of a conflict of interest.

Our sole Executive Officer and Director exercises control over all matters requiring stockholder approval including the election of Directors and the approval of significant corporate transactions. Insofar as Chris Tesarski makes all decisions as to which projects the Company undertakes, there is a risk of a conflict of interest arising between the duties of Mr. Tesarski in her role as our sole Executive Officer and her own personal financial and business interests in other business ventures distinct and separate from the interests of the Company. His personal interests may not, during the ordinary course of business, coincide with the interests of the stockholders and, in the absence of the effective segregation of such duties, there is a risk of a conflict of interest. We have not voluntarily implemented various corporate governance measures. As such, stockholders have limited protections against the transactions implemented by Mr. Tesarski, conflicts of interest and similar matters.

We have not adopted corporate governance measures such as an audit or other independent committees as we presently only have one independent director. Stockholders should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

BECAUSE CHRIS TESARSKI, OUR SOLE EXECUTIVE OFFICER AND DIRECTOR, HAS OTHER BUSINESS INTERESTS, HE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, WHICH MAY CAUSE OUR BUSINESS TO FAIL.

It is possible that the demands on Chris Tesarski, our sole Executive Officer and Director, from other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our business. Mr. Tesarski will devote fewer than 12-15 hours per month or 3-4 per week to the affairs of the Company. In addition, Mr. Tesarski may not possess sufficient time to manage our business if the demands of managing our business increased substantially.

CHRIS TESARSKI, OUR SOLE EXECUTIVE OFFICER AND DIRECTOR, LACKS TECHNICAL TRAINING AND EXPERIENCE IN MINERAL EXPLORATION OR MINING, AND MAY NOT BE FULLY AWARE OF THE REQUIREMENTS WITHIN THE MINING INDUSTRY.

The management of the Company, our sole executive officer and director, Mr. Tesarski, has no technical training or experience in minerals exploration or mining, or exploring for, starting, or operating a mine, and that with no direct training or experience in these areas, and as such, may not be fully aware of many of the specific requirements related to working within the mining industry.

Table of Contents	6

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

CHRIS TESARSKI HAS NOT PHYSICALLY INSPECTED THE SUBJECT PROPERTY AND DOES NOT HAVE CURRENT PLANS TO VISIT THE PROPERTY.

Mr. Tesarski has not visited the property, but has relied on property reports and other consultants who are knowledgeable with the property. With respect to the further exploration of the property, Mr. Tesarski does not have any current plans to visit the property but instead intends to hire various professionals and consultants to further explore the property as this work is required. As the Company will rely on third parties, the costs of exploration may be higher than if the Company and its employees engaged in the work themselves. By not visiting the property directly, Mr. Tesarski will be unable to personally verify the information and results that are presented by third parties.

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

MINERAL EXPLORATION AND PROSPECTING IS A HIGHLY COMPETITIVE AND SPECULATIVE BUSINESS AND WE MAY NOT BE SUCCESSFUL IN SEEKING AVAILABLE OPPORTUNITIES.

The process of mineral exploration and prospecting is a highly competitive and speculative business. Individuals are not subject to onerous accreditation and licensing requirements prior to beginning mineral exploration and prospecting activities. As such, the company, in seeking available opportunities, will compete with numerous individuals and companies, including established, multi-national companies that have more experience and resources than the Company. The exact number of active competitors at any one time is heavily dependent on current economic conditions; however, statistics provided by the AEBC (The Association for Mineral Exploration, British Columbia), state that approximately 1000 mining companies operate in BC. Each one of these companies can be considered to be in competition with our company for mineral resources in British Columbia. Moreover, the Government of Canada at, http://mmsd1.mMr. nrcan.gc.ca/mmsd/exploration/default_e.asp, reports that in 2006, CDN $140.6 billion was spent in mineral exploration activities in British Columbia.

Because we may not have the financial and managerial resources to compete with other companies, we may not be successful in our efforts to acquire projects of value, which may, ultimately, become productive. However, while we compete with other exploration companies for the rights to explore other claims, there is no competition for the exploration or removal of mineral from our claims from other companies, as we have no agreements or obligations that limit our right to explore or remove minerals from our claim.

Table of Contents	7

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

Table of Contents	8

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

Table of Contents	9

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

Claim: Venus

Access: Highway no. 99 passes through the claim

Operator: Squamish Stone & Silica Co. Ltd. 8744 Joffre Avenue, Burnaby I.

Metals: Copper, Molybdenum

Table of Contents	10

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

TOPOGRAPHY, CLIMATE, VEGETATION

The Venus Molybdenum Property covers a mineralized area occurring at about 125 metres elevation. Large areas of the claims are underlain by outcropping bedrock in a "cliff and bench" topography derived from the joint structure in the granitic rocks. Pine, fir, hemlock, cedar, spruce, alder and maple trees, huckleberry buhes and moss are the prevailing vegetation found. Black bear, mountain goat, cougar, deer, wolf and a variety of rodents are found in the vicinity. The climate is generally moderate and wet, with the bulk of the moisture falling as rain from March to November and as occasional snowfall in the winter months.

Table of Contents	11

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

Table of Contents	12

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

8. any other relevant information that may be required by an Inspector.

Table of Contents	13

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

PHASE 1	Reconnaissance geological mapping, prospecting and petrographic rock sampling, fly camp and helicopter support.	$30,000
PHASE 2	Detailed geological mapping, rock sampling and petrography, grid construction, magnetometer survey, hand-trenching of showings, establish potential drill targets, fly camp and helicopter support	70,000
PHASE 3	500 metres of diamond drilling including geological supervision, rock petrography, rental of small fly-in excavator for machine trenching, fly camp and helicopter support	150,000
	TOTAL	$250,000

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

DESCRIPTION OF PROPERTY

Our offices are located at: 3300S 14st Suite 305 Abilene, Texas 97605

LEGAL PROCEEDINGS

The Company is not a party to any legal proceeding. No property of the Company is the subject of a pending legal proceeding.

Table of Contents	14

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

EMERGING GROWTH COMPANY STATUS UNDER THE JOBS ACT

Dakota Creek Minerals Inc. qualifies as an "emerging growth company" as defined in the Jumpstart our Business Startups Act (the "JOBS Act").

The JOBS Act creates a new category of issuers known as “emerging growth companies." Emerging growth companies are those with annual gross revenues of less than $1 billion (as indexed for inflation) during their most recently completed fiscal year. The JOBS Act is intended to facilitate public offerings by emerging growth companies by exempting them from several provisions of the Securities Act of 1933 and its regulations. An emerging growth company will retain that status until the earliest of:

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

OFFERING REQUIREMENTS

In addition, during the IPO offering process, emerging growth companies are exempt from:

* Restrictions on analyst research prior to and immediately after the IPO, even from an investment bank that is underwriting the IPO;

* Certain restrictions on communications to institutional investors before filing the IPO registration statement; and

Table of Contents	15

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There has been no Annual General Meeting of Stockholders since Dakota's date of inception (September 29, 2010). Management hopes to hold an Annual General Meeting of Stockholders during 2014.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

DIVIDENDS

The Company has never paid cash dividends on common stock, and does not expect to pay such dividends in the foreseeable future.

MARKET INFORMATION

The Company's common shares do not trade and are not listed or quoted on any public market.

STOCKHOLDERS

There are approximately 31 stockholders of the Company's common stock.

Table of Contents	16

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

OPERATION STATEMENT DATA

	For the year ended August 31, 2013	From date of inception (September 29, 2010 to August 31, 2013
Impairment loss on mineral claims	$—	$15,000
General and administrative expenses	—	11,368
Net loss from operations	—	$26,368
Weighted average shares outstanding (basic)	30,000,000
Net loss per share (basic)	$0.00

BALANCE HEET DATA

As at August 31, 2013
Cash	$38,592
Total Assets	38,592
Total Liabilities	34,960
Stockholders’ equity	$3,632

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

PLAN OF OPERATIONS

Our business plan is to proceed with the exploration of the Venus Molybdenum Property to determine whether there is any potential for molybdenum or other minerals located on the properties that comprise the mineral claim. If the Company is successful in raising adequate capital through private placements or debt financing, the Company anticipates completing the first phase in Spring 2014 and commencing the Second and Third phases in Summer and Fall 2014. We have decided to proceed with the exploration program recommended by the geological report. A proposed work program includes prospecting, geological mapping and rock sampling of any mineralized surface showings, construction of a control grid, geochemical soil sampling, and geophysical surveys. Based on a compilation of these results, a diamond drill program would be designed to explore and define the potential resources. The anticipated costs of this development are presented in three results-contingent stages.

Table of Contents	17

PHASE 1	Reconnaissance geological mapping, prospecting and petrographic rock sampling, fly camp and helicopter support.	$30,000
PHASE 2	Detailed geological mapping, rock sampling and petrography, grid construction, magnetometer survey, hand-trenching of showings, establish potential drill targets, fly camp and helicopter support	70,000
PHASE 3	500 metres of diamond drilling including geological supervision, rock petrography, rental of small fly-in excavator for machine trenching, fly camp and helicopter support	150,000
	TOTAL	$250,000

We anticipate that the three phases of the recommended geological exploration program will cost approximately $30,000, $70,000 and $150,000, respectively. We had $38,592 in cash reserves as of August 31, 2013. The lack of cash has kept us from conducting any exploration work on the property. If the Company is unsuccessful in raising the capital to commence its exploration program, the Company will be required to pay a government fee of $1,300 in order to keep the claims valid. The Company currently has enough cash on hand to pay this fee.

We anticipate that we will incur the following expenses over the next twelve months:

* $1,300 to be paid to the British Columbia Provincial Government to keep the claims valid on or before February 13, 2014;

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

If we determine not to proceed with further exploration of our mineral claims due to a determination that the results of our initial geological program do not warrant further exploration or due to an inability to finance further exploration, we plan to pursue the acquisition of an interest in other mineral claim. We anticipate that any future acquisition would involve the acquisition of an option to earn an interest in a mineral claim as we anticipate that we would not have sufficient cash to purchase a mineral claim of sufficient merit to warrant exploration. This means that we might offer shares of our stock to obtain an option on a property. Once we obtain an option, we would then pursue finding the funds necessary to explore the mineral claim by one or more of the following means: engaging in an offering of our stock; engaging in borrowing; or locating a joint venture partner or partners.

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

LIQUIDITY AND CAPITAL RESOURCES

The company had current assets of $38,592 consisting only of cash as of August 31, 20132. The Company has incurred a net loss of $26,368 for the period from inception to August 31, 2013. Income represents all of the company's revenue less all its expenses in the period incurred. The Company has no revenues as of August 31, 2013 and has incurred expenses of $26,368 since inception. Liabilities are made up of current and long-term liabilities. The company issued to the founder 30,000,000 common shares of stock for $30,000. As of August 31, 2013, there are Thirty Million (30,000,000) shares issued and outstanding at a value of $0.001 per share. There are no preferred shares authorized. The Company has no stock option plan, warrants or other dilutive securities.

Table of Contents	18

With its current assets, the Company can remain operational through 2014 if it does not complete Phase 1 of its program and only pays the government fees to keep the claims valid.

However, the Company plans to raise the capital necessary to fund our business through a private placement and public offering of our common stock. The Company intends to work directly with private placees. The Company anticipates that they will have either a private placement or additional funding from its founder by late Spring 2014 in order to conduct its operations.

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

Table of Contents	19

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The company had no independent accountant review of the financial statements attached to this Form 10-K for the year ended August 31, 2013 and 2013 and from inception (September 29, 2010) to August 31, 2013, in accordance with Rule 3-11 of Regulation S-X.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company currently has no revenues. The Company's financial instruments are comprised of payables which are subject to normal credit risks.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of August 31, 2013 (the “Evaluation Date”). Based on that evaluation, the Principal Executive Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified below, we believe that our financial statements contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2013 fairly present our financial condition, results of operations and cash flows in all material respects.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process, under the supervision of the management, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with United States Generally Accepted Accounting Principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets;

-	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

-	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Table of Contents	20

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company's management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of August 31, 2013, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified is described below.

1.	Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of August 31, 2013, the Company did not have a separate audit committee or a policy on fraud. A whistleblower policy is not necessary given the small size of the organization.

2.	Due to the significant number and magnitude of out-of-period adjustments identified during the year- end closing process, management has concluded that the controls over the period-end financial reporting process were not operating effectively. A material weakness in the period-end financial reporting process could result in us not being able to meet our regulatory filing deadlines and, if not remediated, has the potential to cause a material misstatement or to miss a filing deadline in the future. Management override of existing controls is possible given the small size of the organization and lack of personnel.

3.	There is no system in place to review and monitor internal control over financial reporting. The Company maintains an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

As a result of the material weakness in internal control over financial reporting described above, the Company's management has concluded that, as of August 31, 2013, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by COSO.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal year ended August 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9A(T). CONTROLS AND PROCEDURES

There were no changes in the Company's internal controls or in other factors that could affect its disclosure controls and procedures subsequent to the Evaluation Date, nor any deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

Table of Contents	21

ITEM 9B. OTHER INFORMATION

There are no matters required to be reported upon under this Item.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

1. EXECUTIVE OFFICERS

The Company's Executive Officers are as follows:

Chris Tesarski - Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director (Principal Executive Officer and Principal Accounting Officer)

Kathy Sloan - Director

BIOGRAPHY OF CHRIS TESARSKI

Christopher D. Tesarski, aged 47. Mr. Tesarski has over 30 years’ experience with numerous industry players such as Nexen, BP Canada, Encana, Enerplus, Husky Oil and several other junior producers in capacity of a Sr. Management Consultant. In September 2006, Mr. Tesarski was appointed CEO of Arrow Energy Ltd.,a TSX Venture Exchange listed company. Mr. Tesarski grew the company from less then 100BOE/day to over 300BOE/day. Mr. Tesarski is President & CEO of Sandbox Energy Corp. The company has grown from zero production to approx. 100BOE/day, with significant holdings in SW Saskatchewan (80+ sections with 100% working interest), Thorsby, AB as well as Clyde Lake and Brownwood, Texas.

Chris Tesarski joined the company on October 8, 2013.

2. DIRECTORS

Name	Age	Position
Kathy Sloan	38	Director
Chris Tesarski	47	Director

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

(All figures are in US dollars)

The following table sets forth the overall compensation earned in the fiscal year that ended August 31, 2013 by (1) each person who served as the principal executive officer of the Company for fiscal year 2013; (2) the Company's most highly compensated executive officers with compensation of $100,000 or more during 2012 fiscal year; and (3) those individuals, if any, who would have otherwise been in included in section (2) above but for the fact that they were not serving as an executive of the Company as of August 31, 2013.

Table of Contents	22

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Option Awards ($)	Non-Equity Incentive Plan Awards ($)	Non-qualified Deferred Compensation	All other Compensation
Chris Tesarski	2013	—	—	—	—	—	—
Kathy Sloan	2013	—	—	—	—	—	—
	2012	—	—	—	—	—	—
	2011	—	—	—	—	—	—

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As August 31, 2013, there were Thirty Million (30,000,000) shares of common stock issued and outstanding.

Title of Class	Name and Address of Beneficial Ownership	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (i)

Common Stock	Chris Tesarski	0	0
Common Stock	Kathy Sloan	10,000,000	33%
Common Stock	All Directors and Officers as a Group (1 people)	10,000,000 (Direct)	33%

A beneficial owners of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on August 31, 2013.  As of August 31, 2013, there were, 30,000,000 shares of our common stock issued and outstanding.

Holders of Common shares

As of the date of this Form 10-K the Company had 32 shareholders including the officers and directors.  The number of shares held by the officers and directors are 10,000,000 common shares.

Market Information

Dakota Creek’s stock is not presently traded or quoted on any public market and therefore there is no established market price for the shares. Subsequent to the Effective Date of Dakota Creek’s registration statement under the Securities Act of 1933, it is anticipated one or more broker dealers may make a market in its securities over-the-counter, with quotations carried on the “OTC Bulletin Board”.    At the present time, there is no established market for the shares of Dakota Creek. There is no assurance an application to the FINRA will be approved. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC; being as a minimum Forms 10-Q and 10-K.  Market makers will not be

Table of Contents	23

permitted to begin quotation of a security whose issuer does not meet these filing requirements. Securities already quoted on the OTCBB that become delinquent in their required filings will be moved following a 30 or 60 day grace period if they do not make their filing during that time. If our common stock is not quoted on the OTCBB, there will be no market for trading in our common stock.

There are no common shares subject to outstanding options, warrants or securities convertible into common equity of Dakota Creek. The number of shares presently subject to Rule 144 is 20,000,000 shares. The share certificate has the appropriate legend affixed thereto. Presently, under Rule 144, the number of shares which could be sold, if an application is made, is Nil shares.  There are no shares being offered pursuant to an employee benefit plan or dividend reinvestment plan. In addition, there are no outstanding options or warrants to purchase common shares or shares convertible into common shares of Dakota Creek.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination related to dividend policy will be made at the discretion of our Board of Directors

Equity Compensation Plans

There are no securities authorized for issuance under equity compensation plans or individual compensation arrangements.

Penny Stock Rule

Dakota Creek’s common stock is considered to be a “penny stock” because it meets one or more of the definitions in SEC Rule 3a51-1:

(i)	It has a price less than five dollars per share;

(ii)	It is not traded on a recognized national exchange;

(iii)	It is not quoted on a FINRA automated quotation system (NASDAQ), or even if so, has a price of less than five dollars per share; or

(iv)	It is issued by a company with net tangible assets of less than $2,000,000, if in business more than three years continuously, or $5,000,000, if the business is less than three years continuously or with average revenues of less than $6,000,000 for the past three years.

A broker-dealer will have to undertake certain administrative functions required when dealing win a penny stock transaction.  Disclosure forms detailing the level of risk in acquiring Dakota Creek’s shares will have to be sent to an interested investor, current bid and offer quotations will have to be provided with an indication as to what compensation the broker-dealer and the salesperson will be receiving from this transaction and a monthly statement showing the closing month price of the shares being held by the investor.  In addition, the broker-dealer will have to receive from the investor a written agreement consenting to the transaction.  This additional administrative work might make the broker-dealer reluctant to participate in the purchase and sale of Dakota Creek’s shares.

From Dakota Creek’s point of view, being subject to the Penny Stock Rule could make it extremely difficult for it to attract new investors for future capital requirements since many financial institutions are restricted under their by-laws from investing in shares under a certain dollar amount. Ordinary investors might not be willing to subscribe to shares in the capital stock of Dakota Creek due to the uncertainty as to whether the share price will ever be able to be high enough that the Penny Stock Rule is no longer a concern.

Table of Contents	24

In addition, the stock market in general, and the market prices for thinly traded companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These wide fluctuations may adversely affect the trading price of our shares regardless of our future performance and that of Dakota Creek. In the past, following periods of volatility in the market price of a security, securities class action litigation has often been instituted against such company. Such litigation, if instituted, whether successful or not, could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse effect on our business, results of operations and financial conditions.

Any new investor purchasing shares in our Company might consider whether they will be able to sell their shares at a given price since if no broker-dealer becomes involved with Dakota Creek and Dakota Creek is unable to raise future investment capital the price per share may deteriorate to a point that an investor’s entire investment could be lost.

Outstanding Stock Opinion, Purchase Warrants and Convertible Securities

Monarch has not issued any stock options to either of its two directors and officers nor has it attached share purchase warrants to the share issued and outstanding.   There are no convertible securities as of the date of this Form 10-K.  Dakota Creek has not registered any shares for sale by security holders under the Securities Act other than as disclosed in this Form 10-K.

Our authorized capital consists of 75,000,000 shares of common stock, par value $0.001 per share, of which 30,000,000 shares are presently issued.

The holders of our common stock are entitled to receive dividends as may be declared by our Board of Directors; are entitled to share ratably in all of our assets available for distribution upon winding up of the affairs our Company; and are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all Meetings of the shareholders.

The shareholders are not entitled to preference as to dividends or interest; pre-emptive rights to purchase in new issues of shares; preference upon liquidation; or any other special rights or preferences.

There are no restrictions on dividends under any loan or other financing arrangements.

Non-Cumulative Voting.

The holders of our shares of common stock do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding shares, voting for the election of Directors, can elect all of the Directors to be elected, if they so choose. In such event, the holders of the remaining shares will not be able to elect any of our Directors.

Employment Agreements

We have no employment agreements with any of our executive officers.

Equity Compensation Plans, Stock Options, Bonus Plans

No such plans or options exist.  None have been approved or are anticipated.  No Compensation Committee exists either.

Pension Benefits

We do not maintain any defined benefit pension plans.

Table of Contents	25

Nonqualified Deferred Compensation

We do not maintain any nonqualified deferred compensation plans.

Change in Control of Our Company

We do not know of any arrangements which might result in a change in control.

Registered Agent

We are required by Section 78.090 of the Nevada Revised Statutes (the “NRS”) to maintain a registered agent in the State of Nevada.  Our registered agent for this purpose is Sierra Corporate Services.  All legal process and any demand or notice authorized by law to be served upon us may be served upon our registered agent in the State of Nevada in the manner provided in NRS 14.020(2).

Transfer Agent

We have engaged the service of Pacific Stock Transfer, located in Las Vegas, Nevada, to act as transfer and registrar.

Debt Securities and Other Securities

There are no debt securities outstanding or other securities.

Rule 144 Share Restrictions

Under Rule 144, an individual who is not an affiliate of our Company and has not been an affiliate at any time during the three months preceding a sale and has been the beneficial owner of our shares for at least six months would be entitled to sell them without restriction.   This is subject to the continued availability of current public information about us for the first year which can be eliminated after a one-year hold.

1.	Whereas an individual who is deemed to be an affiliate and has beneficially owned shares in our Company for at least six months clan sell their shares in a given three month period as follows::
a.	One percent of the number of shares of our Company's common stock then outstanding, which the case of our current directors and officers, will equal approximately 50,000 shares as of the date of this Form 10-K; or
b.	The average weekly trading volume of our company's common stock during the four calendar weeks preceding the filing of a notice on form 144 with respect to the sale.
2.	Under Rule 405 of the Securities Act, a reporting or non-reporting shell company cannot sell shares under Rule 144, unless the company: (i) has ceased to be a shell company; (ii) is subject to the Exchange Act reporting obligations; (iii) has filed all required Exchange Act reports during the preceding twelve months; (iv) and at least one year has elapsed from the time the company filed with the SEC, current Form 10 type information reflecting its status as an entity that is not a shell company.

ANTI-TAKEOVER PROVISION

In accordance with the laws of the State of Nevada and the Securities Regulation Act.

The Chapter 78 of Nevada Revised Statutes contains a provision governing "acquisition of controlling interest."  This law provides generally that any person or entity that acquires 20% or more of the outstanding voting shares of a publicly-held Nevada corporation in the secondary public or private market may be denied voting rights with respect to the acquired shares, unless a majority of the disinterested shareholders of the corporation elects to restore such voting rights in whole or in part. The control share acquisition act provides that a person or entity

Table of Contents	26

acquires "control shares" whenever it acquires shares that, but for the operation of the control share acquisition act, would bring its voting power within any of the following three ranges: 20 to 33 1/3%; 33 1/3 to 50%; or more than 50%.

A "control share acquisition" is generally defined as the direct or indirect acquisition of either ownership or voting power associated with issued and outstanding control shares.  The shareholders or board of directors of a corporation may elect to exempt the stock of the corporation from the provisions of the control share acquisition act through adoption of a provision to that effect in the articles of incorporation or bylaws of the corporation.  Our articles of incorporation and bylaws do not exempt our common stock from the control share acquisition act.

The control share acquisition act is applicable only to shares of "Issuing Corporations" as defined by the Nevada law.  An Issuing Corporation is a Nevada corporation, which: has 200 or more shareholders, with at least 100 of such shareholders being both shareholders of record and residents of Nevada; and does business in Nevada directly or through an affiliated corporation.

At this time, we do not have 100 shareholders of record resident of Nevada.  Therefore, the provisions of the control share acquisition act do not apply to acquisitions of our shares and will not until such time as these requirements have been met.  At such time as they may apply, the provisions of the control share acquisition act may discourage companies or persons interested in acquiring a significant interest in or control of us, regardless of whether such acquisition may be in the interest of our shareholders.

The Nevada "Combination with Interested Shareholders Statute" may also have an effect of delaying or making it more difficult to effect a change in control of us.  This statute prevents an "interested shareholder" and a resident domestic Nevada corporation from entering into a "combination," unless certain conditions are met.  The statute defines "combination" to include any merger or consolidation with an "interested shareholder," or any sale, lease, exchange, mortgage, pledge, transfer or other disposition, in one transaction or a series of transactions with an "interested shareholder" having: an aggregate market value equal to 5 percent or more of the aggregate market value of the assets of the corporation; an aggregate market value equal to 5 percent or more of the aggregate market value of all outstanding shares of the corporation; or representing 10 percent or more of the earning power or net income of the corporation.

CORPORATE GOVERNANCE

Director Independence

Chris Tesarski and Kathy Sloan are not independent within the meaning of Section 5605 of NASDAQ.

Board Committees

The Audit Committee

We have an Audit Committee whose members consist of Chris Tesarski who is not independent.  Further, Chris Tesarski can be considered an “audit committee financial expert” as defined in Item 401 of Regulation S-K.  It is our intention to seek a financial expert but with limited funds to date we might not be able to in the near future.

Apart from the Audit Committee, we have no other Board Committees.  Since inception, our Board has conducted its business entirely by consent resolutions.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

TRANSACTIONS WITH MANAGEMENT AND OTHERS

Table of Contents	27

As of the date of this statement, the Company has entered into an agreement whereby it has sold 30,000,000 shares to its founder for total proceeds of $30,000. In addition, in August 2012, the Company received a shareholder loan of $34,960 interest free from its previous sole director. The loan currently remains outstanding as of August 31, 2013.

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

* The principal security holder(s) identified in the preceding Security Ownership of Certain Beneficial Owners and Management " section; or

* Any relative or spouse, or relative of such spouse, of the above referenced persons;

* Any promoters.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Type of Fee	2013	2012	2011
Audit Fee	$—	$3,500	$3,500
Audit Related Fees	—	—	—
Tax Fees	—	—	—
All Other Fees	—	—	—

During the period from inception (September 29, 2010) to August 31, 2013 there were no other fees charged by the principal accountants other than those disclosed in (1) and (3) above.

(5) Audit Committee's Pre-approval Policies

At the present time, there are not sufficient directors, officers and employees involved with Dakota to make any pre-approval policies meaningful. Once Dakota has elected more directors and appointed directors and non-directors to the Audit Committee it will have meetings and function in a meaningful manner.

(6) Audit Hours Incurred

The principal accountants did not spend greater than 50 percent of the hours spent on the accounting by Dakota's internal accountant.

Table of Contents	28

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

* The following exhibits are included as part of this Form 10-K or are incorporated by reference to our previous filings:

Exhibit No.	Description
3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Rule 13a-14(a) 15(d)-14(a) Certification By Chief Executive Officer
31.2	Certificate Pursuant to 18 U.S.C. Section 1350 as Adopted to Section 906 of the Sarbanes-Oxley Act 2002
32.1	Rule 13a-14(a) 15(d)-14(a) Certification By Chief Financial Officer
32.2	Certificate Pursuant to 18 U.S.C. Section 1350 as Adopted to Section 906 of the Sarbanes-Oxley Act 2002

Table of Contents	29

Dakota Creek Minerals, Inc. (an exploration stage company)
Balance Sheets (Unaudited)
	August 31,	August 31,
	2013	2012
ASSETS
CURRENT ASSETS
Cash	$38,592	$38,592
Total Current Assets	—	—
	$38,592	$38,592

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Convertible loan payable – related party	$34,960	$34,960
TOTAL CURRENT LIABILITIES	34,960	34,960

STOCKHOLDERS' EQUITY
Common stock,	30,000	30,000
Authorized - 75,000,000 $0.001 par value common shares Issued – 30,000,000 as of August 31, 2013 and August 31, 2012
Deficit accumulated during the pre-exploration stage	(26,368)	(26,368)
TOTAL STOCKHOLDERS' EQUITY	(3,632)	(3,632)
	$38,592	$38,592

See Accompanying Notes to Unaudited Financial Statements

Table of Contents	30

Dakota Creek Minerals, Inc. (an exploration stage company)
Statements of Operations (Unaudited)
	Year ended August 31, 2013	Year ended August 31, 2012	Cumulative from Date of Inception on September 29, 2010 to August 31, 2013
REVENUES	$—	$—	$—

OPERATING EXPENSES
Impairment loss on mineral claim acquisition	—	—	15,000
General and administrative expenses	—	9,865	11,368
Total Operating Expenses	—	9,865	26,368

INCOME (LOSS( BEFORE INCOME TAXES	—	(9,865)	(26,368)

PROVISION FOR INCOME TAXES	—	—	—

NET INCOME (LOSS)	$—	$(9,865)	$(26,368)

NET INCOME (LOSS) PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	30,000,000	30,000,000

See Accompanying Notes to Unaudited Financial Statements

Table of Contents	31

DAKOTA CREEK MINERALS INC.
(Exploration Stage Company)

UNAUDITED STATEMENT OF STOCKHOLDERS' DEFICIT For the period September 29, 2010 (date of inception) to August 31, 2013

	Common Stock
	Number	Par Value	Additional Paid in Capital	Accumulated Deficit	Total

Balance September 29, 2010	—	$—	$—	$—	$—
Issuance of common shares for cash to founders	30,000,000	30,000	—	—	30,000
Net Loss for periods ended August 31, 2011	—	—	—	(16,503)	(16,503)
Balance August 31, 2011	30,000,000	30,000	—	(16,503)	13,497
Net loss for the year ended August 31, 2012	—	—	—	(9,865)	(9,865)
Balance August 31, 2012	30,000,000	30,000	—	(26,368)	3,632
Net loss for the year ended August 31, 2013	—	—	—	—	—
Balance as of August 31, 2013	30,000,000	$30,000	$—	$(26,368)	$3,632

The accompanying notes are an integral part of these financial statements.

Table of Contents	32

Dakota Creek Minerals Inc. (an exploration stage company)
Unaudited Statements of Cash Flows
	Year Ended		Cumulative from Date of Inception on November 17, 2003 to
	August 31, 2013	August 31, 2012	August 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$—	$(9,865)	$(26,368)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Impairment loss on mineral claim acquisition	—	—	15,000
Net Cash Provided (Used) by Operating Activities	—	(9,865)	(11,368)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral claim	—	—	(15,000)
Net Cash Provided (Used) by Investing Activities	—	—	(15,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	—	34,960	34,960
Issuance of Capital Stock for cash	—	—	30,000
Net Cash Provided (Used) by Financing Activities	—	34,960	64,960
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	25,095	—
CASH AND CASH EQUIVALENTS
Beginning	38,592	13,497	—
Ending	$38,592	$38,592	$38,592

See Accompanying Notes to Unaudited Financial Statements

Table of Contents	33

Dakota Creek Minerals Inc.
(an exploration stage company)
Notes to Unaudited Financial Statements
For the Nine Months Ended August 31, 2013
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

Basic and Diluted Net Loss Per Share

Basic net loss per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net loss per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes anti-dilutive and then the basic and diluted per share amounts are the same. As of August 31, 2013 and 2012, no such common equivalent shares were excluded from net income (loss) per share.

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

Year Ended	Estimated NOL Carry-Forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit
2011	16,503	2031	4,511	(5,611)	—
2012	9,865	2032	3,354	(3,354)	—
2013	—	—	—	—	—

	$26,368		$7,865	$(7,865)	$—

Table of Contents	34

The total valuation allowance as of August 31, 2013 was $7,865, which increased by $nil for the year ended August 31, 2013.

As of August 31, 2013 and 2012, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended August 31, 2013 and 2012and no interest or penalties have been accrued as of August 31, 2013 and 2012. As of August 31, 2013 and 2012, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2011 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities

.

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

Revenue Recognition

Revenue from the sale of minerals will be recognized when a contract is in place and minerals are delivered to the customer.

Table of Contents	35

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2013 and 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Table of Contents	36

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

Table of Contents	37

result from this uncertainty. However, the Company is in the exploration stage and, accordingly, has not generated revenues from operations. As shown on the accompanying financial statements, the Company has incurred a net loss of $26,368 for the period since inception (September 29, 2010) to August 31, 2013. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Table of Contents	38

ITEM 16. SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAKOTA CREEK MINERALS INC.

(Registrant)

By: /s/ CHRIS TESARSKI

Chief Executive Officer,

President and Director

Chief Accounting Officer,

Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

By: /s/  CHRIS TESARSKI

Chief Executive Officer,

President and Director

Chief Accounting Officer,

Chief Financial Officer and Director

Date: February 13, 2014

Table of Contents	39